Form 10-Q
period 2021-09-30
BRT Apartments Corp.
filed 2021-11-09
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

18,236,367 Shares of Common Stock,
par value $0.01 per share, outstanding on November 1, 2021

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

Part I ‑ FINANCIAL INFORMATION
Item 1. Financial Statements
BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	September 30, 2021	December 31, 2020
	(unaudited)	(audited)
ASSETS
Real estate properties, net of accumulated depreciation and amortization of $33,980 and $30,837	$224,620	$160,192
Investments in unconsolidated joint ventures	128,478	169,474
Cash and cash equivalents	29,598	19,885
Restricted cash	7,560	8,800
Other assets	7,792	7,390
Total Assets	$398,048	$365,741
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $485 and $563	$134,193	$130,434
Junior subordinated notes, net of deferred costs of $302 and $317	37,098	37,083
Accounts payable and accrued liabilities	20,464	20,536
Total Liabilities	191,755	188,053

Commitments and contingencies
Equity:
BRT Apartments Corp. stockholders' equity:
Preferred shares $0.01 par value 2,000 shares authorized, none outstanding	—	—
Common stock,$0.01 par value, 300,000 shares authorized; 17,289 and 16,432 shares outstanding	173	164
Additional paid-in capital	255,960	245,605
Accumulated other comprehensive loss	—	(19)
Accumulated deficit	(49,861)	(67,978)
Total BRT Apartments Corp. stockholders’ equity	206,272	177,772
Non-controlling interests	21	(84)
Total Equity	206,293	177,688
Total Liabilities and Equity	$398,048	$365,741

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except shares and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Rental and other revenue from real estate properties	$7,709	$7,020	$21,762	$20,422
Other income	5	293	12	631
Total revenues	7,714	7,313	21,774	21,053
Expenses:
Real estate operating expenses - including $8 and $8 to related parties for the three months ended and $23 and $24 for the nine months ended	3,404	3,289	9,687	9,351
Interest expense	1,535	1,731	4,804	5,400
General and administrative - including $172 and $167 to related parties for the three months ended and $523 and $631 for the nine months ended	3,114	2,730	9,382	9,054
Impairment charge	—	3,642	520	3,642
Depreciation	1,787	1,777	4,740	5,147
Total expenses	9,840	13,169	29,133	32,594
Total revenues less total expenses	(2,126)	(5,856)	(7,359)	(11,541)
Equity in loss of unconsolidated joint ventures	(4,196)	(1,529)	(6,033)	(4,731)
Equity in earnings from sale of unconsolidated joint ventures properties	34,982	—	34,982	—
Gain on sale of real estate	414	—	7,693	—
Gain on sale of partnership interest	—	—	2,244	—
Loss on extinguishment of debt	(902)	—	(902)	—
Income (loss) from continuing operations	28,172	(7,385)	30,625	(16,272)
Income tax provision	31	65	155	192
Net income (loss) from continuing operations, net of taxes	28,141	(7,450)	30,470	(16,464)
Net income attributable to non-controlling interests	(35)	(34)	(102)	(97)
Net income (loss) attributable to common stockholders	$28,106	$(7,484)	$30,368	$(16,561)

Weighted average number of shares of common stock outstanding:
Basic	17,261,520	17,176,401	16,916,623	17,095,315
Diluted	17,292,988	17,176,401	16,992,974	17,095,315

Per share amounts attributable to common stockholders:
Basic	$1.55	$(0.44)	$1.71	$(0.97)
Diluted	$1.54	$(0.44)	$1.70	$(0.97)

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2021	2020	2021	2020
Net income (loss)	$28,141	$(7,450)	$30,470	$(16,464)
Other comprehensive income (loss):
Unrealized income (loss) on derivative instruments	12	5	22	(17)
Other comprehensive income (loss)	12	5	22	(17)
Comprehensive income (loss)	28,153	(7,445)	30,492	(16,481)
Comprehensive (income) attributable to non-controlling interests	(37)	(36)	(106)	(95)
Comprehensive income (loss) attributable to common stockholders	$28,116	$(7,481)	$30,386	$(16,576)

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) income	Accumulated Deficit	Non- Controlling Interest	Total
Balances, December 31, 2020	$164	$245,605	$(19)	$(67,978)	$(84)	$177,688
Distributions - common stock - $0.22 per share	—	—	—	(4,011)	—	(4,011)
Restricted stock and restricted stock units vesting	4	(4)	—	—	—	—
Compensation expense - restricted stock and restricted stock units	—	538	—	—	—	538
Net (loss) income	—	—	—	(3,765)	34	(3,731)
Other comprehensive income	—	—	4	—	1	5
Comprehensive loss						(3,726)
Balances, March 31, 2021	$168	$246,139	$(15)	$(75,754)	$(49)	$170,489

Distributions - common stock - $0.22 per share	—	—	—	(4,007)	—	(4,007)
Compensation expense - restricted stock and restricted stock units	—	569	—	—	—	569
Shares issued through equity offering program, net	4	7,345	—	—	—	7,349
Net income	—	—	—	6,027	33	6,060
Other comprehensive income	—	—	4	—	1	5
Comprehensive income						6,065
Balances, June 30, 2021	$172	$254,053	$(11)	$(73,734)	$(15)	$180,465

Distributions - common stock - $0.23 per share	—	—	—	(4,233)	—	(4,233)
Compensation expense - restricted stock and restricted stock units	—	842	—	—	—	842
Shares issued through equity offering program, net	1	1,065	—	—	—	1,066
Net income	—	—	—	28,106	35	28,141
Other comprehensive income	—	—	11	—	1	12
Comprehensive income						28,153
Balances, September 30, 2021	$173	$255,960	$—	$(49,861)	$21	$206,293

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

See accompanying notes to consolidated financial statements

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$30,470	$(16,464)
Adjustments to reconcile net income(loss) to net cash used in operating activities:
Depreciation	4,740	5,147
Amortization of deferred financing costs	216	210
Amortization of restricted stock and restricted stock units	1,949	1,360
Equity in loss of unconsolidated joint ventures	6,033	4,731
Equity in earnings of sale of real estate of unconsolidated venture	(34,982)	—
Impairment charge	520	3,642
Gain on sale of real estate	(7,693)	—
Gain on sale of partnership interest	(2,244)	—
Loss on extinguishment of debt	902	—
Increases and decreases from changes in other assets and liabilities:
Decrease (increase) in other assets	1,868	(1,108)
Decrease (increase) in accounts payable and accrued liabilities	(2,000)	757
Net cash used in operating activities	(221)	(1,725)

Cash flows from investing activities:
Collections from real estate loan	—	150
Improvements to real estate properties	(794)	(694)
Purchase of investment in joint venture	(22,420)	—
Proceeds from the sale of real estate	24,632	—
Proceeds from the sale of partnership interest	7,540	—
Distributions from unconsolidated joint ventures	58,312	10,556
Contributions to unconsolidated joint ventures	(6,031)	(13,700)
Net cash provided by (used in) investing activities	61,239	(3,688)

Cash flows from financing activities:
Mortgage payoffs	(46,963)	—
Mortgage principal payments	(2,180)	(2,262)
Proceeds from credit facility	—	5,000
Repayment of credit facility	—	(5,000)
Increase in deferred financing costs	(38)	—
Dividends paid	(11,779)	(11,336)
Distributions to non-controlling interests	—	(89)
Proceeds from the sale of common stock	8,415	12,077
Repurchase of shares of common stock	—	(616)
Net cash used in financing activities	(52,545)	(2,226)

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2021	2020
Net increase (decrease) in cash, cash equivalents and restricted cash:	8,473	(7,639)
Cash, cash equivalents and restricted cash at beginning of period	28,685	32,418
Cash, cash equivalents and restricted cash at end of period	$37,158	$24,779

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,591	$5,261
Cash paid for income taxes	$174	$297

Consolidation on buyout of partnership interest:
Increase in real estate assets	$(85,301)
Increase in other assets	(2,263)
Increase in mortgage payable	52,000
Increase in deferred loan costs	(178)
Increase on accounts payable and accrued liabilities	1,474
Decrease in investment in unconsolidated joint ventures	11,848
	$(22,420)

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

	September 30,
	2021	2020
Cash and cash equivalents	$29,598	$15,650
Restricted cash	7,560	9,129
Total cash, cash equivalents and restricted cash, shown in consolidated statement of cash flows	$37,158	$24,779

BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2021

Note 1 – Organization and Background

BRT Apartments Corp. (the "Company" or "BRT"), a Maryland corporation, owns and operates multi-family properties. The Company conducts its operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes.
Historically, the multi-family properties have been acquired with joint venture partners in transactions in which the Company contributes a significant portion of the equity. At September 30, 2021, the Company: (a) wholly owns eight multi-family properties located in seven states with an aggregate of 2,010 units, and a carrying value of $218,201,000; and (b) has interests, through unconsolidated entities, in 27 multi-family properties located in nine states with an aggregate of 7,444 units and the carrying value of this net equity investment is $128,478,000. BRT's equity interests in these unconsolidated entities range from 32% to 90%. Most of the Company's properties are located in the Southeast United States and Texas.

The Company also owns and operates various other real estate assets. At September 30, 2021, the carrying value of the other real estate assets was $6,419,000.

Note 2 – Basis of Preparation

The accompanying interim unaudited consolidated financial statements, reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for such interim periods. The results of operations for the three and nine months ended September 30, 2021 and 2020, are not necessarily indicative of the results for the full year. The consolidated audited balance sheet as of December 31, 2020, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States ("GAAP"). Accordingly, these unaudited statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020, as amended, filed with the Securities and Exchange Commission ("SEC").
The consolidated financial statements include the accounts and operations of the Company and its wholly-owned subsidiaries.
The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting. For each venture, the Company evaluated the rights provided to each party in the venture to assess the consolidation of the venture. All investments in unconsolidated joint ventures have sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support and, as a group, the holders of the equity at risk have power through voting rights to direct the activities of these ventures. As a result, none of these joint ventures are variable interest entities ("VIEs"). Additionally, as determined in accordance with GAAP, the Company does not exercise substantial operating control over these entities, and therefore the entities are not consolidated. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for their share of equity in earnings, cash contributions and distributions. The distributions to each joint venture partner are determined pursuant to the applicable operating agreement and may not be pro-rata to the percentage equity interest each partner has in the applicable venture.
The joint venture that owns a property in Yonkers, New York, was determined not to be a VIE but is consolidated because the Company has controlling rights in such entity.
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates. Substantially all of the Company's assets are comprised of multi- family real estate assets generally leased to tenants on a one-year basis. Therefore, the Company aggregates real estate assets for reporting purposes and operates in one reportable segment.

Note 3 - Equity

Equity Distribution Agreements

In November 2019, the Company entered into equity distribution agreements, as amended March 31, 2021, with three sales agents to sell up to an aggregate of $30,000,000 of its common stock from time-to-time in an at-the-market offering. During the three months ended September 30, 2021, the Company sold 59,269 shares for an aggregate sales price of $1,080,000 before commissions and fees of $14,000. During the nine months ended September 30, 2021, the Company sold 469,490 shares for an aggregate sales price of $8,542,000 before commissions and fees of $126,000. During the nine months ended September 30, 2020, the Company sold 694,298 shares for an aggregate sales price of $12,293,000, before commissions and fees of $185,000 and offering related expenses of $31,000. From the commencement of this program through September 30, 2021, the Company sold 1,275,751 shares for an aggregate sales price of $22,858,000 before commissions and fees of $344,000 and offering related expenses of $56,000.
Common Stock Dividend Distribution

The Company declared a quarterly cash distribution of $0.23 per share, payable on October 7, 2021 to stockholders of record on September 21, 2021.

Stock Based Compensation

The Company's 2020 Incentive Plan (the "2020 Plan") permits the Company to grant: (i) stock options, restricted stock, restricted stock units, performance shares awards and any one or more of the foregoing, for up to a maximum of 1,000,000 shares; and (ii) cash settled dividend equivalent rights in tandem with the grant of restricted stock units and certain performance based awards. As of September 30, 2021, 473,101 shares are available for issuance pursuant to awards under the 2020 Plan.

Restricted Stock Units
In June 2016 and 2021, the Company issued restricted stock units (the "RSUs") to acquire up to 450,000 shares and 210,375 shares of common stock, respectively, pursuant to the 2016 Amended and Restated Incentive Plan (the "2016 Plan") and the 2020 Plan, respectively. The RSUs entitled the recipients, subject to continued service through the applicable vesting dates (i.e.;March 31, 2021 for the 2016 grants and March 31, 2024 for the 2021 grants) to receive (i) the underlying shares if and to the extent certain performance and/or market conditions are satisfied at the vesting date, and (ii) an amount equal to the cash dividends (the "RSU Dividend Equivalent") paid from the grant date through the vesting date with respect to the shares of common stock underlying the RSUs if, when, and to the extent, the related RSU's vest. The shares underlying the RSUs are not participating securities but are contingently issuable shares.
For the quarter ended June 30, 2021, it was determined that the market conditions with respect to 250,000 shares underlying RSUs issued under the 2016 Plan had been satisfied; such shares, with an aggregate market value of $4,200,000 as of the vesting date, were issued and an aggregate of $775,000 of RSU Dividend Equivalents was paid. It was also determined that the performance conditions with respect to 200,000 shares underlying RSUs under the 2016 plan had not been satisfied; the 200,000 RSUs did not vest.
Expense is recognized over the applicable vesting period on the RSUs which the Company expects to vest. For the three months ended September 30, 2021 and 2020, the Company recorded $200,000 and $35,000, respectively, of compensation expense related to the amortization of unearned compensation with respect to the RSUs and for the nine months ended September 30, 2021 and 2020, the Company recorded $271,000 and $105,000, respectively, of compensation expense related to the amortization of unearned compensation with respect to the RSUs. At September 30, 2021 and December 31, 2020, $1,761,000 and $35,000 of compensation expense, respectively, has been deferred and will be charged to expense over the remaining vesting period.
Restricted Stock
In June 2021 and January 2021, the Company granted 160,000 and 156,774 shares, respectively, of restricted stock pursuant to the 2020 Plan. As of September 30, 2021, an aggregate of 922,719 shares of unvested restricted stock are outstanding pursuant to the 2020 Incentive Plan, the 2018 Incentive Plan (the "2018 Plan") and the 2016 Plan. No additional awards may be granted under the 2018 Plan or the 2016 Plan. The shares of restricted stock vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For financial statement purposes, the restricted stock is not included in the outstanding shares shown on the consolidated balance sheets until they vest, but is included in the earnings per share computation.
For the three months ended September 30, 2021 and 2020, the Company recorded $642,000 and $426,000 respectively, and for the nine months ended September 30, 2021 and 2020, the Company recorded $1,678,000 and $1,255,000, respectively, of compensation expense related to the amortization of unearned compensation with respect to the restricted stock awards. At September 30, 2021 and December 31, 2020, $7,978,000 and $4,411,000, respectively, has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods of these restricted stock awards. The weighted average remaining vesting period of these shares of restricted stock is 2.76 years.
Stock Buyback
On September 12, 2019, the Board of Directors approved a stock repurchase plan authorizing the Company, effective as of October 1, 2019, to repurchase up to $5,000,000 of shares of common stock through September 30, 2021. During the three and nine months ended September 30, 2021, the Company did not repurchase any shares. During the nine months ended September 30, 2020, the Company repurchased 39,093 shares of common stock at an average market price of $15.76 for an aggregate cost of $616,000.
On September 13, 2021, the Board of Directors approved a new stock repurchase plan authorizing the Company, effective as of October 1, 2021, to repurchase up to $5,000,000 of shares of common stock through December 31, 2023.
Per Share Data
Basic earnings (loss) per share is determined by dividing net income (loss) applicable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. Net income is also allocated to the unvested restricted stock outstanding during each period, as the restricted stock is entitled to receive dividends and is therefore considered a participating security. The RSUs are excluded from the basic earnings per share calculation, as they are not participating securities.
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
In calculating diluted earnings per share, the Company, includes only those shares underlying the RSUs that it anticipates will vest based on management's current estimates. The Company excludes any shares underlying the RSUs from such calculation if their effect would have been anti-dilutive.

The following table provides a reconciliation of the numerator and denominator of earnings per share calculations ( amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator for basic and diluted earnings per share:
Net Income (loss)	$28,141	$(7,450)	$30,470	$(16,464)
(Deduct) add net (income) loss attributable to non-controlling interests	(35)	(34)	(102)	(97)
Deduct earnings (loss) allocated to unvested restricted stock	(1,426)	324	(1,441)	710
Net income (loss) available for common stockholders: basic and diluted	$26,680	$(7,160)	$28,927	$(15,851)

Denominator for basic earnings per share:
Weighted average number of common shares outstanding	17,261,520	17,176,401	16,916,623	17,095,315
Effect of dilutive securities:
RSUs (1)	31,468	—	76,351	—
Denominator for diluted earnings per share:
Weighted average number of shares	17,292,988	17,176,401	16,992,974	17,095,315

Earnings (loss) per common share, basic	$1.55	$(0.44)	$1.71	$(0.97)
Earnings (loss) per common share, diluted	$1.54	$(0.44)	$1.70	$(0.97)
______________________
(1) For the three and nine months ended September 30, 2020, excludes the shares underlying RSU's as their effect would have been anti-dilutive.

Note 4 - Leases

Lessor Accounting

The Company owns a commercial building leased to two tenants under operating leases expiring from 2024 to 2028, with tenant options to extend or terminate the leases. Revenues from such leases are reported as rental income, net, and are comprised of (i) lease components, which includes fixed lease payments and (ii) non-lease components, which includes reimbursements of property level operating expenses. The Company does not separate non-lease components from the related lease components, as the timing and pattern of transfer are the same, and accounts for the combined component in accordance with ASC 842.

Lessee Accounting

The Company is a lessee under a ground lease in Yonkers, NY which is classified as an operating lease. The ground lease expires September 30, 2024 and provides for one 21-year renewal option. As of September 30, 2021, the remaining lease term, including the renewal option deemed exercised, is 24.0 years.

The Company is a lessee under a corporate office lease in Great Neck, New York, which is classified as an operating lease. The lease expires on December 31, 2031 and provides a five-year renewal option. As of September 30, 2021, the remaining lease term, including renewal options deemed exercised, is 15.3 years.

As of September 30, 2021, the Company's Right of Use ("ROU") assets and lease liabilities were $2,618,000 and $2,675,000, respectively. As of December 31, 2020, the Company's ROU assets and lease liabilities were $2,652,000 and $2,674,000, respectively.

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

Note 5 ‑ Real Estate Properties

Real estate properties consist of the following (dollars in thousands):

	September 30, 2021	December 31, 2020
Land	$29,489	$25,585
Building	220,272	154,854
Building improvements	8,839	10,590
Real estate properties	258,600	191,029
Accumulated depreciation	(33,980)	(30,837)
Total real estate properties, net	$224,620	$160,192

A summary of real estate properties owned is as follows (dollars in thousands):

	December 31, 2020 Balance	Additions	Capitalized Costs and Improvements	Depreciation	Sale of Property	September 30, 2021 Balance
Multi-family	$153,604	$85,301	$794	$(4,657)	$(16,841)	$218,201
Land - Daytona, FL	4,379	—	—	—	—	4,379
Retail shopping center and other	2,209	—	—	(83)	(86)	2,040
Total real estate properties	$160,192	$85,301	$794	$(4,740)	$(16,927)	$224,620

Property Acquisition

On August 18, 2021, the Company purchased its partners' interests in Bells Bluff, a previously unconsolidated joint venture. The purchase price to acquire the 41.95% interest in the venture was $27,860,000. As a result of this purchase, Bells Bluff is wholly-owned by the Company. In connection with the purchase, the $47,043,000 construction loan on the property was refinanced with 20-year fixed rate (i.e., 3.48% and interest only for 10 years) mortgage debt in principal amount of $52,000,000.

The Company determined that with respect to this acquisition, the gross assets acquired are concentrated in a single identifiable asset. Therefore, the transaction does not meet the definition of a business and is accounted for as an asset acquisition. The Company assessed the fair value of the tangible assets of the property as of the acquisition date using an income approach utilizing a market capitalization rate of 4.75% which is a Level 3 unobservable input in the fair value hierarchy.

The following table summarizes the allocation of the book value based on the proportionate share of the estimated fair value of the property on the acquisition date:

Purchase Price Allocation
Land	$6,172,000
Building and Improvements	77,532,000
Acquisition related intangible assets	1,597,000
$85,301,000

On October 1, 2021, the Company acquired the 10% interest owned by its joint venture partners in the entity that owns Crestmont at Thornblade, a 266-unit multi-family property located in Greenville, SC. The purchase price for the interest, after giving effect to the joint venture partner's carried interest, was $1,570,000. As a result, Crestmont at Thornblade, effective as of the purchase date, is wholly-owned by the Company.

Property Dispositions

On May 26, 2021 the Company sold its Kendall Manor-Houston, TX property, which had a book value of $16,842,000, for $24,500,000, and recognized a gain on the sale of the property of $7,279,000. In connection with the sale, the Company paid-off the related mortgage debt of $14,260,000.

On August 20, 2021, the Company sold a cooperative apartment unit in New York, NY, for a sales price of $545,000 and recognized a gain on the sale of $414,000.

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

During the nine months ended September 30, 2021, the Company recorded an impairment charge of $520,000 related to its investment in the OPOP Tower and OPOP Lofts properties, St Louis, MO, as the carrying value exceeded the fair value by that amount. The fair value is based upon the sale price at which the Company contracted to sell these properties.
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

Note 8 – Investment in Unconsolidated Ventures

At September 30, 2021 and December 31, 2020, the Company held interests in unconsolidated joint ventures that own 27 and 31 multi-family properties, (the "Unconsolidated Properties"), respectively. The condensed balance sheets below present information regarding such properties (dollars in thousands):

	September 30, 2021	December 31, 2020
ASSETS
Real estate properties, net of accumulated depreciation of $144,299 and $145,600	$824,624	$1,075,178
Cash and cash equivalents	13,328	16,939
Other assets	34,415	29,392
Total Assets	$872,367	$1,121,509

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $3,954 and $5,537	$659,148	$829,646
Accounts payable and accrued liabilities	21,046	20,237
Total Liabilities	680,194	849,883
Commitments and contingencies
Equity:
Total unconsolidated joint venture equity	192,173	271,626
Total Liabilities and Equity	$872,367	$1,121,509

BRT's interest in joint venture equity	$128,478	$169,474

At the indicated dates, real estate properties of the unconsolidated joint ventures consist of the following (dollars in thousands):

	September 30, 2021	December 31, 2020
Land	$105,480	$148,341
Building	827,494	1,029,739
Building improvements	35,949	42,698
Real estate properties	968,923	1,220,778
Accumulated depreciation	(144,299)	(145,600)
Total real estate properties, net	$824,624	$1,075,178

At September 30, 2021 and December 31, 2020, the weighted average interest rate on the mortgages payable is 4.03% and 3.96%, respectively, and the weighted average remaining term to maturity is 7.51 years and 7.67 years, respectively.

The condensed income statement below presents information regarding the Unconsolidated Properties (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Rental and other revenue	$29,818	$32,341	$95,495	$94,726
Total revenues	29,818	32,341	95,495	94,726

Expenses:
Real estate operating expenses	14,587	16,092	45,523	45,298
Interest expense	7,568	8,663	24,562	26,186
Depreciation	8,288	10,411	28,464	31,184
Total expenses	30,443	35,166	98,549	102,668
Total revenues less total expenses	(625)	(2,825)	(3,054)	(7,942)
Other equity earnings	7	97	21	34
Impairment of assets	—	—	(2,813)	—
Insurance recoveries	—	—	2,813	—
Gain on insurance recoveries	1,246	427	1,246	765
Gain on sale of real estate	83,984	—	83,984	—
Loss on extinguishment of debt	(9,401)	—	(9,401)	—
Net income (loss) from joint ventures	$75,211	$(2,301)	$72,796	$(7,143)

BRT's equity in loss and equity in earnings from sale of unconsolidated joint venture properties	$30,786	$(1,529)	$28,949	$(4,731)

During the three and nine months ended September 30, 2021, three unconsolidated Texas joint ventures recognized an aggregate of (i) $2,813,000 of impairment charges as a result of ice storm damage and (ii) $2,813,000 of related insurance recoveries.
On April 20, 2021, the Company sold its interest in the joint venture that owns Anatole Apartments, a property located in Daytona Beach, FL. The Company recognized a gain of $2,244,000 on the sale.
On May 4, 2021, the Company purchased a 14.69% interest in Civic Center I and Civic Center II - Southaven, MS, from its joint venture partner, for $6,031,000. After giving effect to this purchase, the Company owns 74.69% of the equity interests in the venture that owns these properties.

On July 20, 2021, the joint venture which owns The Avenue Apartments, Ocoee, FL sold the property for $107,661,000 and recognized a gain on the sale of this property of $39,668,000. As a result of the sale, the Company recorded a gain of $19,518,000. The joint venture also recognized a loss on the extinguishment of debt of $9,093,000 in connection with the payoff of the related $53,060,000 mortgage debt. The Company's share of this loss was $4,474,000.

On July 28, 2021, the joint venture which owns Parc at 980, Lawrenceville, GA sold the property for $118,250,000 and recognized a gain on the sale of this property of $44,316,000. As a result of the sale, the Company recorded a gain of $15,464,000. The joint venture also recognized a loss on the extinguishment of debt of $308,000 in connection with the payoff of the related $54,447,000 mortgage debt. The Company's share of this loss was $107,000

On August 18, 2021, the Company acquired the 41.9% interest owned by its joint venture partners in the entity that owns Bells Bluff, a 402-unit multi-family property located in West Nashville, TN. The purchase price for the interest was $27,860,000. As a result of the purchase, Bells Bluff , effective as of the purchase date, is wholly-owned by, and its accounts and operations are consolidated with, the Company. In connection with the purchase, the $47,043,000 construction loan on the property was refinanced with 20-year fixed rate (i.e., 3.48% and interest only for 10 years) mortgage debt in the principal amount of $52,000,000.

On October 1, 2021, the Company acquired the 10% interest owned by its joint venture partners in the entity that owns Crestmont at Thornblade, a 266-unit multi-family property located in Greenville, SC. The purchase price for the interest, after giving effect to the joint venture partners' carried interest, was $1,570,000. Crestmont at Thornblade is now wholly-owned by the Company.

On November 4, 2021, the Company sold its interest in the joint venture that own OPOP Towers and OPOP Lofts, two properties located in St. Louis, MO., for $3,000,000. The Company anticipates it will record a gain of approximately $385,000. on the sale. During the nine months ended September 30, 2021, the Company recorded an impairment charge of $520,000 related to its investment in the joint venture.
Note 9 – Debt Obligations

Debt obligations consist of the following (dollars in thousands):

	September 30, 2021	December 31, 2020
Mortgages payable	$134,678	$130,997
Junior subordinated notes	37,400	37,400
Deferred financing costs	(787)	(880)
Total debt obligations, net of deferred costs	$171,291	$167,517

Mortgages Payable

At September 30, 2021, the weighted average interest rate on the Company's mortgage payables was 3.79% and the weighted average remaining term to maturity is 11.01 years. For the three months ended September 30, 2021 and 2020, interest expense, which includes amortization of deferred financing costs, was $1,305,000 and $1,475,000, respectively. For the nine months ended September 30, 2021 and 2020, interest expense, which includes amortization of deferred financing costs, was $4,113,000 and $4,418,000, respectively.

During the three and nine months ended September 30, 2021, the Company paid off mortgage debt of $31,879,000 pertaining to three first mortgage loans on three properties and three supplemental loans on two properties. In connection with the payoff, the Company recognized a loss on the extinguishment of debt of $902,000. Such debt was scheduled to mature in 2022 and bore a weighted average interest rate of 4.53%.

On September 18, 2021, in connection with the buyout of its partners' interests in Bells Bluff - West Nashville, TN, the $47,043,000 construction loan on the property was refinanced with a 20-year fixed rate (i.e., 3.48% and interest only for 10 years), mortgage in the principal amount of $52,000,000.

Credit Facility

The Company's credit facility with an affiliate of Valley National Bank, as amended and modified from time-to-time, allows the Company to borrow, subject to compliance with borrowing base requirements and other conditions, up to $15,000,000 to facilitate the acquisition of multi-family properties and for working capital (including dividend payments) and operating expenses. The facility is secured by the cash available in certain cash accounts maintained by the Company at Valley National Bank, matures April 2023 and bears an adjustable interest rate of 50 basis points over the prime rate, with a floor of 4.25%. The interest rate in effect as of September 30, 2021 is 4.25%. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and maximum amount then available under the facility. For the three months ended September 30, 2021 and 2020, interest expense, which includes amortization of deferred financing costs and unused fees, was $18,000 and $17,000. For the nine months ended September 30, 2021 and 2020, interest expense, which includes amortization of deferred financing costs and unused fees, was $54,000 and $79,000. Deferred financing costs of $20,000 and $12,000, are recorded in other assets on the Consolidated balance sheets at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021, the Company is in compliance in all material respects with its obligation under the facility. At September 30, 2021 and November 1, 2021, there was no outstanding balance on the facility.

Junior Subordinated Notes

At September 30, 2021 and December 31, 2020, the outstanding principal balance of the Company's junior subordinated notes was $37,400,000, before deferred financing costs of $302,000 and $317,000, respectively. The interest rate on the outstanding balance resets quarterly and is based on three months LIBOR + 2.00%. The rate in effect at September 30, 2021 and 2020 was 2.13% and 2.27%, respectively. The notes mature April 30, 2036.

The junior subordinated notes require interest only payments through the maturity date of April 30, 2036, at which time repayment of the outstanding principal and unpaid interest become due. Interest expense for the three months ended September 30, 2021 and 2020, which includes amortization of deferred financing costs, was $210,000 and $240,000, respectively. Interest expense for the nine months ended September 30, 2021 and 2020, which includes amortization of deferred financing costs, was $636,000 and $903,000, respectively.

Note 10 – Related Party Transactions

The Company has retained certain of its executive officers and Fredric H. Gould, a director, among other things, to participate in the Company's multi-family property analysis and approval process (which includes service on an investment committee), provide investment advice, and provide long-term planning and consulting with executives and employees with respect to other business matters, as required. The aggregate fees incurred for these services in each of the three months ended September 30, 2021 and 2020 were $350,000 and for each of the nine months ended September 30, 2021 and 2020 were $1,049,000.

Management of certain properties owned by the Company and certain joint venture properties is provided by Majestic Property Management Corp. ("Majestic Property"), a company wholly owned by Fredric H. Gould. Certain of the Company's officers and directors are also officers and directors of Majestic Property. Majestic Property may also provide real estate brokerage and construction supervision services to these properties. These fees amounted to $9,000 and $8,000 for the three months ended September 30, 2021 and 2020, respectively, and $23,000 and $24,000 for the nine months ended September 30, 2021 and 2020, respectively.

Pursuant to a shared services agreement between the Company and several affiliated entities, including Gould Investors
L.P. ("Gould Investors"), the owner and operator of a diversified portfolio of real estate and other assets, and One Liberty Properties, Inc., a NYSE listed equity REIT, the (i) services of the part- time personnel that perform certain executive, administrative, legal, accounting and clerical functions and (ii) certain facilities and other resources, are provided to the Company. The allocation of expenses for the facilities, personnel and other resources shared by, among others, the Company and Gould Investors, is computed in accordance with such agreement and is included in general and administrative expense on the consolidated statements of operations. During the three months ended September 30, 2021 and 2020, allocated general and administrative expenses reimbursed by the Company to Gould Investors pursuant to the shared services agreement aggregated $172,000 and $167,000, respectively, and $523,000 and $631,000 for the nine months ended September 30, 2021 and 2020, respectively. Fredric H. Gould is executive officer and sole stockholder of Georgetown Partners, Inc., the managing general partner of Gould Investors. Mr. Gould is also the vice chairman of the board of directors of One Liberty Properties and certain of the Company's officers and directors are also officers or directors of One Liberty Properties and Georgetown Partners.

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

Junior subordinated notes: At September 30, 2021 and December 31, 2020, the estimated fair value of the notes is lower than their carrying value by approximately $8,445,000 and $8,670,000, respectively, based on a market interest rate of 4.12% and 4.22%, respectively.

Mortgages payable: At September 30, 2021, the estimated fair value of the Company’s mortgages payable is lower than their carrying value by approximately $2,156,000, assuming market interest rates between 3.49% and 3.87%. At December 31, 2020, the estimated fair value of the Company's mortgages payable was greater than their carrying value by approximately $3,831,000, assuming market interest rates between 2.87% and 3.28%. Market interest rates were determined using rates which the Company believes reflects institutional lender yield requirements at the balance sheet dates.

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

At September 30, 2021, the Company has no financial assets or liabilities measured at fair value.

Set forth below is information regarding the Company’s financial assets and liabilities measured at fair value as of December 31, 2020 (dollars in thousands):

	Carrying and Fair Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Financial Liabilities:
Interest rate swap	$23	$—	$23	$—

Derivative financial instruments: Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, and implied volatilities. At December 31, 2020, this derivative is included in other liabilities on the consolidated balance sheet.

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

Non-recurring fair value measurements

The Company reviews each investment in real estate and joint venture interests when events or circumstances change, indicating the carrying value of the investment may not be recoverable. In the evaluation of an investment for impairment, many factors are considered, including estimated current and expected cash flows from the asset during the projected hold period, costs necessary to extend the life of the asset, expected capitalization rates, projected stabilized net operating income, and the ability to hold or dispose of the asset in the ordinary course of business. On June 8, 2021, we entered into a contract, completion of which is subject to the satisfaction of specified conditions, including the approval of the lender, to sell our interests in OPOP Tower and OPOP Lofts to our joint venture partner for $3,000,000, which was below the asset carrying value as of June 30, 2021. As a result, we recorded an impairment charge of $520,000. As the estimate of fair value was based on a privately negotiated contract, the Company classified the fair value estimate of the asset to determine impairment in Level 2 of the fair value hierarchy.

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

As of September 30, 2021, the Company did not have any outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.

The table below presents the fair value of the Company’s derivative financial instruments as well as its classification on the consolidated balance sheets as of the dates indicated (dollars in thousands):

Derivatives as of:
September 30, 2021		December 31, 2020
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Accounts payable and accrued liabilities	$—	Accounts payable and accrued liabilities	$23

The following table presents the effect of the Company’s interest rate swaps on the consolidated statements of comprehensive income (loss) for the dates indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amount of (loss) gain recognized on derivative in Other Comprehensive Income	$(1)	$—	$(1)	$(25)
Amount of (loss) gain reclassified from Accumulated Other Comprehensive Income into Interest expense	$(2)	$(5)	$(12)	$5
Total amount of Interest expense presented in the Consolidated Statements of Operations	$1,535	$1,731	$4,804	$5,400

During the three and nine months ended September 30, 2021, the Company accelerated the reclassification of losses of $12,000 from other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur.

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
In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to
Non-employee Share-Based Payment Accounting. This update provides specific guidance for transactions for acquiring goods and services from non-employees and specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (i) financing to the issuer or (ii) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC Topic 606, Revenue from Contracts with Customers. The Company adopted this guidance effective January 1, 2020. The adoption of this guidance did not have a material effect on the consolidated financial statements.

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

Note 14 – Subsequent Events

Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of September 30, 2021, that warrant additional disclosure, have been included in the notes to the consolidated financial statements.

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

Forward-looking statements contained in this Quarterly Report are based on our beliefs, assumptions and expectations of our future performance taking into account the information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or within our control, and which could materially affect actual results, performance or achievements. Factors which may cause actual results to vary from our forward-looking statements include, but are not limited to:

•the impact of the COVID-19 pandemic and the governmental and non-governmental responses thereto;
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

Overview

We are an internally managed real estate investment trust, also known as a REIT, that is focused on the ownership, and operation of multi-family properties. These properties derive revenue from tenant rental payments. Generally, these properties are owned by unconsolidated joint ventures in which we contributed 32% to 90% of the equity. At September 30, 2021, we: (i) wholly-own eight multi-family properties located in seven states with an aggregate of 2,010 units and a carrying value of $218.2 million; and (ii) have ownership interests, through unconsolidated entities, in 27 multi-family properties located in nine states with 7,444 units - the carrying value of our net equity investment therein is $128.5 million. Most of our properties are located in the southeast United States and Texas. See "-Off Balance Sheet Arrangements" for information regarding the contributions of our unconsolidated subsidiaries and our reliance upon the cash flow and liquidity provided by such subsidiaries.
As used herein, the term "same store properties" refers to operating properties that were owned for the entirety of the periods presented. For the three and nine months ended September 30, 2021 and 2020, there were seven same store properties.
Challenges and Uncertainties Presented by COVID-19
While the nation-wide economic hardships resulting from the responses to the pandemic did not have a material adverse effect on our results of operations for the three and nine months ended September 30, 2021, the pandemic, among other things, may adversely affect the ability of our residents to pay rent (due to furloughs, layoffs and/or the expiration of, or reduction in, unemployment benefits or other governmental assistance programs or our ability to evict non paying tenants) and as a result, our ability to pay dividends and/or the debt service on our mortgages.

Activities and Transactions During the Three Months Ended September 30, 2021

Acquisitions

On August 18, 2021, we acquired the 41.9% interest owned by our joint venture partners in the entity that owns Bells Bluff, a 402-unit multi-family property located in West Nashville, TN. As a result, this property is wholly-owned by us and effective August 18, 2021, is included in our consolidated accounts and results of operations (the "Consolidating Transaction"). The purchase price for this interest was $27.9 million. In connection with the purchase, the $47.0 million floating-rate construction loan on the property was refinanced with 20-year fixed-rate (i.e; 3.48% and interest only for 10 years) mortgage debt in the principal amount of $52.0 million. We anticipate that in the quarter ending December 31, 2021, this property will generate approximately $2.0 million of rental revenues, $805,000 of operating expenses, $460,000 of interest expense and $1.2 million of depreciation. For the quarter ended September 30, 2021, the average occupancy rate at this property was 97.7% and the average monthly rental rate was $1,483.

Dispositions

On July 20, 2021, the unconsolidated joint venture which owned The Avenue Apartments, Ocoee, FL, sold the property for $107.7 million and recognized a gain on the sale of this property of $39.7 million (the "Avenue Sale"). As a result of the sale, we recorded a gain of $19.5 million. The mortgage debt secured by this property and discharged in connection with the sale was in principal amount of $53.1 million, had an interest rate of 3.90% and was scheduled to mature in January 2028. The joint venture recognized a loss on the extinguishment of debt of $9.1 million, of which our share was $4.5 million. During 2020, this property contributed $51,000 of equity in loss of unconsolidated joint ventures.

On July 28, 2021, the unconsolidated joint venture which owned Parc at 980, Lawrenceville, GA, sold the property for $118.3 million and recognized a gain on the sale of this property of $44.3 million (the "Parc Sale"; and together with the Avenue Sale, the "Avenue/Parc Sale"). As a result of the sale, we recorded again of $15.5 million. The mortgage debt secured by this property and discharged in connection with the sale was in principal amount of $54.4 million, had an interest rate of 3.97% and was scheduled to mature in March 2028. The joint venture recognized a loss on the extinguishment of debt of $308,000, of which our share was $107,000. During 2020, this property contributed $3,000 of equity in loss of unconsolidated joint ventures.

On August 20, 2021, we sold a cooperative apartment in New York, NY, for a sales price of $545,000 and recognized a gain of $414,000 on the sale(the “Coop Sale”).

Debt Reduction

During the quarter ended September 30, 2021, our consolidated subsidiaries paid-off three first mortgages and three supplemental mortgages with an aggregate balance of $31.9 million. These mortgages had a weighted average interest rate of 4.53% and a remaining term to maturity of nine months. In connection with the payoffs, we incurred a loss on the extinguishment of debt of $902,000.

Other Activities

On September 13, 2021, the Board of Directors approved a stock repurchase plan authorizing us, effective as of October 1, 2021, to repurchase up to $5,000,000 of shares of our common stock through December 31, 2023.

During the quarter ended September 30, 2021, we sold 59,269 shares pursuant to our ATM sales program at an average price of $18.23 per share. Net proceeds after commissions and fees was $1.1 million.

We increased the dividend declared on our common stock in September 2021 by 4.5% to $0.23 per share.

Recent Transactions

On October 1, 2021, we purchased for $1.6 million, our joint venture partner’s 10.0% interest in the entity that owns Crestmont at Thornblade-Greenville SC. As a result, this property is wholly owned by us. We anticipate that during the quarter ending December 31, 2021, this property will generate approximately $970,000, $485,000, $320,000, and $350,000 of rental revenues, operating expenses, interest expense and depreciation, respectively.

On November 4, 2021, we sold our interest in the joint venture that own OPOP Towers and OPOP Lofts, two properties located in St. Louis, MO. (the "OPOP Properties"), for $3,000,000. The Company, during the quarter ended June 30, 2021, recorded a $520,000 impairment charge with respect to this property and anticipates that during the quarter ended December 31, 2021,it will record a gain of approximately $385,000 on the sale. During the nine months ended September 30, 2021, these properties generated $879,000 in equity in loss from unconsolidated joint ventures.

Results of Operations – Three months ended September 30, 2021 compared to three months ended September 30, 2020.

Revenues

The following table compares our revenues for the periods indicated:

	Three Months Ended September 30,
(Dollars in thousands):	2021	2020	Increase (Decrease)	% Change
Rental and other revenue from real estate properties	$7,709	$7,020	$689	9.8
Other income	5	293	(288)	(98.3)
Total revenues	$7,714	$7,313	$401	5.5

Rental and other revenue from real estate properties

The increase is due to the following changes:

•$964,000 due to the Consolidating Transaction,
•$268,000 due to an increase in average rental rates at same store properties, and
•$100,000 due to an increase in ancillary income (e.g., late fees, utility reimbursements, etc) at same store properties.

Offsetting the increase is a $717,000 decrease due to the sale of the Kendall Manor property in the quarter ended June 30, 2021 (the "Kendall Sale").

Other income

The decrease is due to the inclusion, in the three months ended September 30, 2020, of the interest collected on the Newark loan receivable which was sold on September 30, 2020 (the "Newark Receivable").

Expenses

The following table compares our expenses for the periods indicated:

	Three Months Ended September 30,
(Dollars in thousands)	2021	2020	Increase (Decrease)	% Change
Real estate operating expenses	$3,404	$3,289	$115	3.5
Interest expense	1,535	1,731	(196)	(11.3)
General and administrative	3,114	2,730	384	14.1
Impairment charge	—	3,642	(3,642)	N/A
Depreciation	1,787	1,777	10	0.6
Total expenses	$9,840	$13,169	$(3,329)	(25.3)

Real estate operating expense

The increase is due primarily to the inclusion of $368,000 relating to the Consolidating Transaction and a $100,000 increase in real estate taxes at same store properties, offset by a $464,000 decrease in operating expenses from the Kendall Sale.

Interest expense.

The change is due to a $216,000 decrease due to the payoff of mortgage debt in the current period and $169,000 due to the Kendall Sale, offset by a $218,000 increase from the inclusion of interest expense related to the Consolidating Transaction.

General and administrative.

The increase is due primarily to a $381,000 increase in non-cash compensation expense, including $165,000 relating to the grant of performance and market based restricted stock units (the "RSUs") in June 2021, $105,000 due to the increased amortization of restricted stock expense (as a result of the higher fair value of the shares granted in January 2021 in comparison to the restricted stock granted in 2016) and $111,000 with respect to the restricted stock granted in June 2021.

Impairment charge
In the 2020 period, in connection with entering into a contract to sell a vacant 8.7 acre land parcel in South Daytona Beach, FL (the "South Daytona Property") we recorded an impairment charge of $3.6 million representing the excess of the book value over the parcel's fair value . We anticipate that this transaction will be completed in early 2022. There was no comparable charge in the current period.

Depreciation
The increase is due primarily to the inclusion of $364,000 from the Consolidating Transaction, offset by a $326,000 decrease due to the Kendall Sale.

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

	Three Months Ended September 30,
	2021	2020	Increase (Decrease)	% change
Rental and other revenues from unconsolidated joint ventures	$29,818	$32,341	$(2,523)	(7.8)%

Real estate operating expense from unconsolidated joint ventures	14,587	16,092	(1,505)	(9.4)%
Interest expense from unconsolidated joint ventures	7,568	8,663	(1,095)	(12.6)%
Depreciation from unconsolidated joint ventures	8,288	10,411	(2,123)	(20.4)%
Total expenses from unconsolidated joint ventures	30,443	35,166	(4,723)	(13.4)%

Total revenues less total expenses from unconsolidated joint ventures	(625)	(2,825)	2,200	77.9%

Other equity earnings	7	97	(90)	(92.8)%
Gain on insurance recoveries	1,246	427	819	191.8%
Loss on extinguishment of debt	(9,401)	—	(9,401)	N/A
Gain on sale of real estate	83,984	—	83,984	N/A
Net income (loss)	75,211	(2,301)	77,512	N/M

Equity in earnings (loss) of unconsolidated joint ventures and equity in earnings from sale of unconsolidated joint venture properties	$30,786	$(1,529)	$32,315

Set forth below is an explanation of the most significant changes in the components of the equity in earnings (loss) of unconsolidated joint ventures. Same store properties at Unconsolidated Properties represent 27 properties that were owned for the entirety of the periods being compared and excludes four properties, three of which were sold and the fourth which is the subject of the Consolidating Transaction.
Rental and other revenues from unconsolidated joint ventures
The decrease is composed of :

•$3.2 million due to the Avenue/Parc Sale,
•$655,000 due to the sale of our partnership interest in Anatole Apartments - Daytona Beach, FL ( the "Anatole Sale") in the second quarter of 2021, and
•$570,000 from the Consolidating Transaction.

Offsetting the decrease was an increase from same store sales of $1.9 million, including $940,000 from increased occupancy, $625,000 from increased rental rates and $346,000 from increased ancillary fees.

Real estate operating expenses from unconsolidated joint ventures
The decrease is composed of:

•$1.3 million from the Avenue/Parc Sale,
•$452,000 from the Anatole Sale, and
•$367,000 from the Consolidating Transaction.

Offsetting this decrease was a $608,000 increase in such expenses at same store properties, including increases of $227,000 of labor costs (including leasing commissions), $253,000 of utility costs and $182,000 of advertising, leasing (other than commissions) and administrative costs.

Interest expense from unconsolidated joint ventures.
The decrease is composed of:
•$768,000 from the Avenue/Parc Sale,
•$178,000 from the Consolidating Transaction, and
•$145,000 from the Anatole Sale.

Depreciation from unconsolidated joint ventures
The decrease is composed of:
•$1.3 million from the Sold Properties,
•$367,000 from the Consolidating Transaction,
•$284,000 from same store properties, due to the inclusion, in the 2020 period, of such expense related to assets that in the current quarter have been fully depreciated, and
•$176,000 from the Anatole Sale.

Gain on insurance recoveries from unconsolidated joint ventures.
In the three months ended September 30, 2021 we recognized $1.3 million in gains primarily related to two properties (Verandas at Shavano and Retreat at Cinco Ranch, both located in San Antonio, TX), that were damaged by the February 2021 Texas winter storm (the "Texas Storm"), as the amounts received on claims exceeded the assets previously written-off. During the three months ended September 30, 2020,we recognized a gain of $338,000 on insurance recoveries related to fire damaged units at a property.
Loss on extinguishment of debt from unconsolidated joint ventures
In the three months ended September 30, 2021, we incurred a prepayment charge in connection with the payoff of the mortgage in the Avenue/Parc Sale. There was no comparable charge in the three months ended September 30, 2020.
Gain on sale of real estate from unconsolidated joint ventures

See "- Transactions During the Third Quarter" for information about the gains from the Avenue/Parc Sale. There was no comparable gain in the three months ended September 30, 2020.

Gain on sale of real estate

In the three months ended September 30, 2021, we sold a cooperative apartment in New York, NY for a sales price of $545,000 and recognized a gain of $414,000 on the sale.
Loss on extinguishment of debt
In the three months ended September 30, 2021, our consolidated subsidiaries paid off three first mortgage loans and three supplemental loans with an aggregate outstanding principal balance of $37.9 million and incurred an aggregate $902,000 of prepayment charges and deferred loan fee write-offs.

Results of Operations – Nine months ended September 30, 2021 compared to nine months ended September 30, 2020.

Revenues

The following table compares our revenues for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands):	2021	2020	Increase (Decrease)	% Change
Rental and other revenue from real estate properties	$21,762	$20,422	$1,340	6.6
Other income	12	631	(619)	(98.1)
Total revenues	$21,774	$21,053	$721	3.4

Rental and other revenue from real estate properties

The increase is primarily due to:

•$1.3 million from same store properties, including $567,000 due to an increase in occupancy, $449,000 due to an increase in rental rates and $283,000 due to an increase in ancillary income (e.g., late fees, utility reimbursements, etc), and
•$964,000 relating to the Consolidating Transaction.
.
Offsetting the increase is a $1.0 million decrease due to the Kendall Sale.

Other income

The decrease is due to the inclusion, in the nine months ended September 30, 2020, of interest collected on the Newark Receivable.

Expenses

The following table compares our expenses for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	Increase (Decrease)	% Change
Real estate operating expenses	$9,687	$9,351	$336	3.6
Interest expense	4,804	5,400	(596)	(11.0)
General and administrative	9,382	9,054	328	3.6
Impairment charge	520	3,642	(3,122)	(85.7)
Depreciation	4,740	5,147	(407)	(7.9)
Total expenses	$29,133	$32,594	$(3,461)	(10.6)

Real estate operating expense

The increase is due primarily to
•$474,000 at same store properties, including a $277,000 increase in real estate taxes at Avondale Station - Decatur, GA due to an increased assessment and a $124,000 increase in insurance premiums, and
•$368,000 due to the Consolidating Transaction.

This was offset by a decline of $549,000 from the Kendall Sale.

Interest expense

The decrease is primarily due to :

•$297,000 from a decline in the the interest rate paid on our junior subordinated notes due to the decrease in LIBOR,
•$235,000 from the Kendall Sale, and
•$212,000 from the payoff of mortgage debt.

The decline was offset by an increase in interest expense from the Consolidating Transaction.

General and administrative.

The increase is due to:

•a $615,000 increase in compensation expense, including $423,000 due to the non-cash amortization of restricted stock (primarily related to the higher fair value of the shares granted in January 2021 in comparison to the shares issued in 2016), $166,000 of amortization of related to the RSUs granted in 2021 and $143,000 due to the non-cash amortization of restricted stock in June 2021, and
•a $479,000 increase in professional expenses incurred during the 2021 period, including $307,000 related to the follow-on-equity offering terminated in May 2021 and $ 89,000 in insurance an compensation consulting fees..

This increase was offset by the inclusion, in the corresponding period of 2020, of $698,000 of professional fees and expenses related to the restatement of our financial statements in 2020.
Impairment charge

In the nine months ended September 30, 2021, we recorded an impairment charge of $520,000 representing the excess of the book value of our investment in the "OPOP Properties" over the sale price of the investment. In the corresponding period of the prior year, we recorded a $3.6 million impairment charge with respect to the South Daytona Property.

Depreciation
The decrease is due to:
•a $541,000 decline due to the Kendall Sale, and
•the inclusion, in the nine months ended September 30, 2020, of a $231,000 adjustment (i.e., to reflect an increase in the asset value) to such expense in connection with our buyout of a joint venture partner's interest.

This decrease was offset by $364,000 of depreciation from the Consolidating Transaction.

Equity in earnings (loss) of unconsolidated joint ventures.
The table below reflects the condensed income statements of our Unconsolidated Properties. See the discussion with respect to this line item for the three months ended September 30, 2021 and 2020 for additional information about this presentation (dollars in thousands):

	Nine Months Ended September 30,
	2021	2020	Increase (Decrease)	% change
Rental revenues from unconsolidated joint ventures	$95,495	$94,726	$769	0.8%

Real estate operating expense from unconsolidated joint ventures	45,523	45,298	225	0.5%
Interest expense from unconsolidated joint ventures	24,562	26,186	(1,624)	(6.2)%
Depreciation from unconsolidated joint ventures	28,464	31,184	(2,720)	(8.7)%
Total expenses from unconsolidated joint ventures	98,549	102,668	(4,119)	(4.0)%

Total revenues less total expenses from unconsolidated joint ventures	(3,054)	(7,942)	4,888	61.5%

Other equity earnings	21	34	(13)	(38.2)%
Impairment charges	(2,813)	—	(2,813)	N/A
Insurance recoveries	2,813	—	2,813	N/A
Gain on insurance recoveries	1,246	765	481	62.9%
Loss on extinguishment of debt	(9,401)	—	(9,401)	N/A
Gain on sale of real estate	83,984	—	83,984	N/A
Net income (loss)	72,796	(7,143)	$79,939

Equity in earnings (loss) of unconsolidated joint ventures	$28,949	$(4,731)	$33,680

Set forth below is an explanation of the most significant changes in the components of the net earnings of our unconsolidated joint ventures. Same store properties at unconsolidated joint ventures represent 25 properties that have been owned for the entirety of the periods being compared and exclude any properties that were in lease up, sold or purchased during such periods.

Rental revenue from unconsolidated joint ventures
The increase is due primarily to:

•$3.6 million from unconsolidated same store properties - $1.4 million from an increase in rental rates, $1.0 million due to the increase in ancillary fees (e.g., late fees, waiver fees and tech/cable package) and $1.0 million from increased occupancy,
•$494,000 from the inclusion, for the entire nine months ended September 30, 2021, of Abbotts Run-Wilmington, NC ("Abbots Run"), that was only owned for a portion of the corresponding period in the prior year, and
•$391,000 from a property (i.e., Sola Station- Columbia, SC) that was in lease-up in the corresponding period in the prior year.

The increases were offset by $2.5 million from the Avenue/Parc Sale, $1.1 million from the Anatole Sale, and $112,000 from the Consolidating Transaction.

Real estate operating expenses from unconsolidated joint ventures
The increase is due to:

•$1.9 million from unconsolidated same store properties, including increases of $897,000 in utility costs, $347,000 in insurance costs, and $308,000 in payroll and leasing commissions, and
•$416,000 from the inclusion, for the entire nine months ended September 30, 2021, of Abbotts Run.

The increase was offset by a $1.3 million due to the Avenue/Parc Sale and $716,000 from the Anatole Sale.
Interest expense from unconsolidated joint ventures. The decrease is due to the the Avenue/Parc Sale ($779,000), the Consolidating Transaction ($379,000), from the Anatole Sale ($259,000) and $178,000 due to reduced principal balances as a result of mortgage amortization.
Impairment charges from joint ventures. During the nine months ended September 30, 2021, we recognized $2.8 million of impairment charges related to the Texas Storm. There were no comparable charges in the corresponding period of the prior year.
Insurance recoveries from joint ventures. During the nine months ended September 30, 2021, we recognized $2.8 million of insurance recoveries related to the Texas Storm.

Loss on early extinguishment of debt from unconsolidated joint ventures

The loss in the nine months ended September 30, 2021, is due primarily to a prepayment charge in connection with the payoff of the mortgage upon the Avenue/Parc Sale.
Gain on sale of real estate from unconsolidated joint ventures
See "- Transactions During the Third Quarter" for information about the Avenue/Parc Sale. There was no comparable gain in the nine months ended September 30, 2020.

Gain on sale of real estate
In the nine months ended September 30, 2021, we recognized gains of $7.3 million from the Kendall Manor Sale and $414,000 from the Coop Sale. See note 5 to our consolidated financial statements. There was no comparable gain in the nine months ended September 30, 2020.
Gain on sale of partnership interest
In the nine months ended September 30, 2021, we recognized a gain of $2,244,000 in connection with the Anatole Sale. There was no comparable gain in the nine months ended September 30, 2020.

Loss on extinguishment of debt
See “- Transactions During the Three Months Ended September 30, 2021” and “- Results of Operations for the Three Months ended September 30, 2021 compared to the Three Months ended September 30, 2020” for information about the payoff of $37.9 million of mortgage debt and the loss incurred in connection therewith. There was no comparable charge in the nine month period ended September 30, 2020.

Liquidity and Capital Resources
We require funds to pay operating expenses and debt service, acquire properties, make capital improvements, fund capital contributions, pay dividends and, to the extent we deem appropriate, reduce other than in the ordinary course, our indebtedness over time. Generally, our primary sources of capital and liquidity are the operations of our multi-family properties (including distributions from the joint ventures that own such properties), mortgage debt financings and re-financings, equity contributions for acquisitions from our joint venture partners, our share of the proceeds from the sale of properties, the sale of shares of our common stock pursuant to our at-the-market equity distribution program, borrowings from our credit facility and our available cash (including restricted cash). On September 30, 2021 and November 1, 2021, our cash and cash equivalents, were approximately $29.6 million and $30.4 million, respectively, and excludes funds held at our unconsolidated joint ventures.
We anticipate that through 2023, our operating expenses, $75.1 million of mortgage amortization and interest expense, and $88.2 million of balloon payments (including $66.8 million and $56.0 million, respectively, from unconsolidated joint ventures) due with respect to mortgages maturing from 2021 to 2023, estimated cash dividend payments of at least $37.6 million (assuming (i) the current quarterly dividend rate of $0.23 per share and (ii) 18.2 million shares outstanding), will be funded from cash generated from operations (including distributions from unconsolidated joint ventures), sales of properties and, to the extent available, our credit facility. Our operating cash flow and available cash is insufficient to fully fund the $88.2 million of balloon payments, and if we are unable to refinance such debt, we may need to issue additional equity or dispose of properties, in each case on potentially unfavorable terms.
At September 30, 2021, we had mortgage debt of $797.8 million (including $663.1 million of mortgage debt of our unconsolidated subsidiaries). The mortgage debt at our: (i) consolidated subsidiaries had a weighted average interest rate of 3.79% and a weighted average remaining term to maturity of approximately 11 years, and (ii) at our unconsolidated subsidiaries had a weighted average interest rate of 4.03% and a remaining term to maturity of approximately 7.5 years.
Capital improvements at (i) 16 multi-family properties will be funded by approximately $7.6 million of restricted cash available at September 30, 2021 and the cash flow from operations at such properties and (ii) other properties will be funded from the cash flow from operations of such properties.
In addition to the challenges presented by the current highly competitive environment to acquire properties, our ability to acquire additional multi-family properties (or the interests of joint venture partners in properties owned by our unconsolidated subsidiaries), is limited by our available cash, and our ability to (i) draw on our credit facility, (ii) obtain, on acceptable terms, equity contributions from joint venture partners and mortgage debt from lenders, (iii) raise capital from the sale of our common stock, and (iv) use the net proceeds available to us from other property sales. Further, if and to the extent we generate ordinary taxable income, we will be required to make distributions to stockholders to maintain our REIT status and as a result, will be limited in our ability to use gains, if any, from property sales, as a source of funds for operating expenses, debt service and property acquisitions.

Junior Subordinated Notes
As of September 30, 2021, $37.4 million (excluding deferred costs of $302,000) in principal amount of our junior subordinated notes is outstanding. These notes mature in April 2036, contain limited covenants (including covenants prohibiting us from paying dividends or repurchasing capital stock if there is an event of default (as defined therein) on these notes), are redeemable at our option and bear an interest rate, which resets and is payable quarterly, of three-month LIBOR plus 200 basis points. At September 30, 2021 and 2020, the interest rate on these notes was 2.13% and 2.27%, respectively.

Credit Facility
Our credit facility with VNB, as amended and modified from time to time, allows us to borrow, subject to compliance with borrowing base requirements and other conditions, up to $15 million. The facility is available for the (i) for the acquisition of, and investment in, multi-family properties, and (ii) working capital (including dividend payments) and operating expenses. It is secured by the cash available in certain cash accounts maintained by the Company at VNB , matures April 2023 and bears an annual interest rate of 50 basis points over the prime rate, with a floor of 4.25%. At September 30, 2021, the annual interest rate on this facility was 4.25%. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and the maximum amount then available under the facility.
The facility includes restrictions and covenants which limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of debt service coverage with respect to the properties (and amounts drawn on the facility) used in calculating the borrowing base, the minimum number of wholly owned properties and the minimum number of properties used in calculating the borrowing base. Net proceeds received from the sale, financing or refinancing of wholly owned properties are generally required to be used to repay amounts outstanding under the facility. At September 30, 2021, we were in compliance in all material respects with the facility.

Off Balance Sheet Arrangements

Although we are not a party to any off-balance sheet arrangements (as such term is defined in Item 303(a)(4) of Regulation S-K), the following information may be of interest to investors. At September 30, 2021, we are joint venture partners in approximately 25 unconsolidated joint ventures which own 27 multi-family properties and that the distributions to us from these joint venture properties ($3.0 million in the quarter ended September 30, 2021) are a material source of our liquidity and cash flow. Further, we may be required to make significant capital contributions with respect to these properties. At September 30, 2021, these joint venture properties have a net equity carrying value of $128.5 million and are subject to net mortgage debt, which is not reflected on our consolidated balance sheet, of $663.1 million. Although BRT Apartments Corp. is not the obligor with respect to such mortgage debt, the loss of any of these properties due to mortgage foreclosure or similar proceedings would have a material adverse effect on our results of operations and financial condition. These joint venture arrangements have been, and we anticipate that they will continue to be, material to our liquidity and capital resource position. See note 8 to our consolidated financial statements.

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
Our net operating loss at December 31, 2020 was $36.2 million; therefore, we are not currently required by Code provisions relating to REITs to pay cash dividends to maintain our status as a REIT. Notwithstanding the foregoing, on April 7, 2021 and July 9, 2021, we paid a quarterly cash dividend of $0.22 per share and on October 7, 2021 paid a quarterly cash dividend of $.23 per share.

We are carefully monitoring our discretionary spending in light of the pandemic. Our largest recurring discretionary expenditure has been our quarterly dividend (which was $0.23 per share of common stock, or in the approximate amount of $4.2 million, for the most recent quarter). Each quarter, our board of directors evaluates the timing and amount of our dividend based on its assessment of, among other things, our short and long- term cash and liquidity requirements, prospects, debt maturities, projections of our REIT taxable income, net income, funds from operations, and adjusted funds from operations.

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

The tables below provides a reconciliation of net loss determined in accordance with GAAP to FFO and AFFO on a dollar and per share basis for each of the indicated periods (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
GAAP Net income (loss) attributable to common stockholders	$28,106	$(7,484)	$30,368	$(16,561)
Add: depreciation of properties	1,787	1,777	4,740	5,147
Add: our share of depreciation in unconsolidated joint ventures	5,514	6,624	18,389	19,823
Add: Impairment charge	—	3,642	520	3,642
Add: our share of impairment charge in unconsolidated joint venture	—	—	2,010	—
Deduct: our share of equity in earnings from sale of unconsolidated joint venture	(34,982)	—	(34,982)	—
Deduct: gain on sale of real estate and partnership interest	(414)	—	(9,937)	—
Adjustments for non-controlling interests	(4)	(4)	(12)	(12)
NAREIT Funds from operations attributable to common stockholders	7	4,555	11,096	12,039

Adjustments for: straight-line rent accruals	(10)	(10)	(30)	(30)
Add: loss on extinguishment of debt	902	—	902	—
Add: our share of loss on extinguishment of debt from unconsolidated joint ventures	4,581	—	4,581	—
Add: amortization of restricted stock and restricted stock units	843	461	1,950	1,360
Add: amortization of deferred borrowing costs	62	80	215	240
Add: our share of deferred mortgage costs from unconsolidated joint venture properties	148	156	439	479
Less: our share of insurance recovery	—	—	(2,010)	—
Less: our share of gain on insurance proceeds from unconsolidated joint venture	(880)	(350)	(880)	(519)
Adjustments for non-controlling interests	2	2	6	5
Adjusted funds from operations attributable to common stockholders	$5,655	$4,894	$16,269	$13,574

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) attributable to common stockholders	$1.54	$(0.44)	$1.69	$(0.97)
Add: depreciation of properties	0.10	0.11	0.29	0.31
Add: our share of depreciation in unconsolidated joint ventures	0.30	0.39	1.04	1.16
Add: Impairment charge	—	0.21	0.03	0.21
Add: our share of impairment charge in unconsolidated joint venture	—	—	0.11	—
Deduct: our share of equity in earnings from sale of unconsolidated joint venture	(1.92)	—	(1.97)	—
Deduct: gain on sale of real estate	(0.02)	—	(0.56)	—
Adjustment for non-controlling interests	—	—	—	—
NAREIT Funds from operations per diluted common share	—	0.27	0.63	0.71

Adjustments for: straight line rent accruals	—	—	—	—
Add: loss on extinguishment of debt	0.05	—	0.05	—
Add: our share of loss on extinguishment of debt from unconsolidated joint ventures	0.25	—	0.26	—
Add: amortization of restricted stock and restricted stock units	0.05	0.02	0.11	0.08
Add: amortization of deferred borrowing costs	—	—	0.01	0.01
Add: our share of deferred mortgage costs from unconsolidated joint venture properties	0.01	0.01	0.02	0.03
Less: our share of insurance recovery	—	—	(0.11)	—
Less: our share of gain on insurance proceeds from unconsolidated joint venture	(0.05)	(0.02)	(0.05)	(0.03)
Adjustments for non-controlling interests	—	—	—	—
Adjusted funds from operations per diluted common share	$0.31	$0.28	$0.92	$0.80

Diluted shares outstanding for FFO and AFFO	18,215,924	17,176,401	17,820,909	17,095,315
For the three months ended September 30, 2021, FFO decreased from the corresponding 2020 period primarily due to the loss on extinguishment of debt offset by a reduction in interest expense at both our consolidated and unconsolidated properties.
For the three months ended September 30, 2021, AFFO increased from the corresponding period in 2020 primarily due to reduced interest expense and, to a lesser extent, improved operating margins at our same store consolidated and unconsolidated properties, offset by the impact of dispositions.
For the nine months ended September 30, 2021, FFO decreased from the corresponding 2020 period due to the loss on extinguishment of debt, the increase in expense related to equity awards and the inclusion, in the corresponding 2020 period, of other income related to the Newark Receivable. The decrease was offset by insurance recoveries and gain on insurance proceeds at unconsolidated properties, and improved operating margins and reduced interest expense at our consolidated and unconsolidated properties.
For the nine months ended September 30, 2021, AFFO increased from the corresponding period in 2020, primarily due to improved operating margins and reduced interest expense at our consolidated and unconsolidated properties offset by the inclusion, in the corresponding 2020 period, of other income from the Newark Receivable.
Diluted per share FFO and AFFO were impacted during the three and nine months ended September 30, 2021 by the increase of 1,039,523 and 725,594, respectively, weighted average shares of common stock outstanding from the third quarter of 2020 through the current quarter, primarily due to stock issuances pursuant to the Company’s equity incentive and at-the-market equity offering programs.

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

The following table provides a reconciliation of net income attributable to common stockholders as computed in accordance with GAAP to NOI of our consolidated properties for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
GAAP Net income (loss) attributable to common stockholders	$28,106	$(7,484)	$30,368	$(16,561)
Less: Other Income	(5)	(293)	(12)	(631)
Add: Interest expense	1,535	1,731	4,804	5,400
General and administrative	3,114	2,730	9,382	9,054
Impairment charge	—	3,642	520	3,642
Depreciation	1,787	1,777	4,740	5,147
Provision for taxes	31	65	155	192
Less: Gain on sale of real estate	(414)	—	(7,693)	—
Gain on sale of partnership interest	—	—	(2,244)	—
Equity in earnings from sale of unconsolidated joint venture properties	(34,982)	—	(34,982)	—
Add: Loss on extinguishment of debt	902	—	902	—
Equity in loss of unconsolidated joint venture properties	4,196	1,529	6,033	4,731
Add: Net income attributable to non-controlling interests	35	34	102	97
Net Operating Income	$4,305	$3,731	$12,075	$11,071

Less: Non-same store Net Operating Income	$(845)	$(476)	$(1,690)	$(1,511)
Same store Net Operating Income	$3,460	$3,255	$10,385	$9,560

For the three months ended September 30, 2021, NOI increased $574,000 from the corresponding period in 2020 primarily due to a $689,000 increase in rental revenues offset by a $115,000 increase in operating expenses. Same store NOI in the three months ended September 30, 2021, increased by $205,000 from the corresponding period in 2020, due to a $433,000 increase in rental revenues offset by a $228,000 increase in operating expenses.

For the nine months ended September 30, 2021, NOI increased $1.0 million from the corresponding period in 2020, primarily due to a $1.3 million increase in rental revenues offset by a $336,000 increase in operating expenses. Same store NOI in the nine months ended September 30, 2021, increased by $825,000 from the corresponding period in 2020, due to a $1.3 million increase in rental revenues offset by a $474,000 increase in operating expenses.

See "-Results of Operations" for a discussion of the improvement in operating margins.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

All of our mortgage debt bears interest at fixed rates. Our junior subordinated notes bear interest at the rate of three month LIBOR plus 200 basis points. At September 30, 2021, the interest rate on these notes was 2.13%. A 100 basis point increase in the rate would increase our related interest expense by approximately $374,000 annually and a 100 basis point decrease in the rate would decrease our related interest expense by $46,000 annually.

Item 4. Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based upon that evaluation, these officers concluded that as of September 30, 2021 our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

For further information about our remediation of a weakness in internal controls over financial reporting, see “Item 4. Controls and Procedures” in our Quarterly Report on Form 10-Q for the period ended June 30, 2021.

Part II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 13, 2021, the Board of Directors approved a stock repurchase plan authorizing the Company, effective as of October 1, 2021, to repurchase up to $5,000,000 of shares of common stock through December 31, 2023. During the quarter ended September 30, 2021, we did not repurchase any common stock.

Item 5. Other Information

The information set forth with respect to the sale of the investment in the OPOP Properties is incorporated herein be reference from the disclosures with respect thereto in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Transactions".

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
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements. XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Date File (formatted as inline XBRL and contained in Exhibit 101)
_______________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRT APARTMENTS CORP.

November 9, 2021	/s/Jeffrey A. Gould
Jeffrey A. Gould, President and
Chief Executive Officer

November 9, 2021	/s/George Zweier
George Zweier, Vice President
and Chief Financial Officer
(principal financial officer)