Form 10-K
period 2021-12-31
BRT Apartments Corp.
filed 2022-03-16
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $189.6 million based on the last sale price of the common equity on June 30, 2021, which is the last business day of the registrant's most recently completed second quarter.
As of March 1, 2022, the registrant had 18,530,324 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the 2022 annual meeting of stockholders of the Registrant to be filed pursuant to Regulation 14A not later than May 2, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Form 10-K

Explanatory Note
Unless otherwise indicated or the context otherwise requires, all references to (i) “us”, “we”, “BRT” or the “Company” refer to BRT Apartments Corp. and its consolidated and unconsolidated subsidiaries; (ii) all interest rates give effect to the related interest rate derivative, if any; (iii) "acquisitions" include investments in unconsolidated joint ventures; (iv) references to the impact of the COVID-19 pandemic include the impact of the governmental and non-governmental responses thereto and the economic and financial consequences thereof, (v) our "significant subsidiaries" (as such term is by Rule 1-02(w) of Regulation S-X, include TRB Holdings LLC, TRB Bells Bluff LLC, which own Bells Bluff, a property located in West Nashville, TN and TRB Civic Center LLC, which owns Civic Center I and II, properties located in Southaven MS and (vi) "same store properties" refer to properties that we owned and operated for the entirety of periods being compared, except for properties that are in lease-up. We move properties previously excluded from our same store portfolio (because they were in lease up) into the same store designation once they have stabilized (as described below) and such status has been reflected fully in all applicable periods of comparison. Newly constructed, lease-up, development and redevelopment properties are deemed stabilized upon the earlier to occur of the first full calendar quarter beginning (a) 12 months after the property is fully completed and put in service and (b) attainment of at least 90% physical occupancy.
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

Forward-looking statements contained in this Annual Report are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or within our control, and which could materially affect actual results, performance or achievements. Factors which may cause actual results to vary from our forward-looking statements include, but are not limited to:

•the impact of the COVID-19 pandemic;
•general economic and business condition and developments, including those currently affecting or that may affect our economy, such as the outbreak of hostilities between Russia and Ukraine;
•accessibility of debt and equity capital markets;
•general and local real estate conditions, including any changes in the value of our real estate;
•changes in Federal, state and local governmental laws and regulations, including laws and regulations relating to taxes and real estate and related investments;
•the level and volatility of interest rates;
•challenges in acquiring properties (including challenges in buying the interests of joint venture partners and buying properties directly without the participation of joint venture partners), which acquisitions may not be completed or may not produce the cash flows or income expected;
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
•risks associated with acquiring value-add multi-family properties, which involves greater risks than more conservative approaches;
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

PART I
Item l.    Business.
General
We are an internally managed real estate investment trust, also known as a REIT, that is focused on the ownership, operation and, to a lesser extent, development of multi-family properties. These properties may be wholly-owned or owned by unconsolidated joint ventures in which we generally contributed 65% to 80% of the equity. At December 31, 2021, we (i) wholly- own ten multi-family properties with an aggregate of 2,576 units and a carrying value of $291.5 million, and (ii) have ownership interests, through unconsolidated entities, in 23 multi-family properties with an aggregate of 6,697 units and carrying value of our net equity investment therein is $112.3 million. These 33 properties are located in 11 states; most of our properties are located in the Southeast United States and Texas.
Our website can be accessed at www.brtapartments.com, where copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the Securities and Exchange Commission, or SEC, can be obtained free of charge.

The Impact of the COVID-19 Pandemic; 2021 and Recent Developments.

The pandemic did not have a direct material adverse effect on our financial condition and results of operations; however, there were some direct negative effects (e.g., properties adjacent to colleges and universities experienced lower occupancy levels and rental income due to remote learning) and indirect negative effects (e.g., we were more conservative in raising rents, pursuing acquisitions and in implementing our value add program, all of which, if more aggressively pursued, may have allowed us to generate additional income). The impact of the pandemic on our business, financial condition, liquidity, results of operations and prospects will depend on future developments, which are highly uncertain and cannot be predicted with confidence. See "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-The Impact of the COVID-19 Pandemic; 2021 and Recent Developments".
During 2021:
Purchases
•we purchased the interests of our joint venture partners in ventures that own three multi-family properties (i.e., Bells Bluff, Crestmont at Thornblade, and Crossings at Bellevue) for an aggregate purchase price of $45.6 million. As a result, these properties are wholly-owned and the accounts and results of operations of these properties are included directly in our consolidated financial statements as of the applicable date of purchase. In connection with these transactions, we assumed mortgage debt of $26.4 million at Crestmont at Thornblade and obtained replacement mortgage debt of $89.7 million to replace the existing debt of $61.8 million on the other two properties.
•we purchased an additional 14.7% interest in Civic Center I and Civic Center II - Southaven, MS from our joint venture partner for $6.0 million. After giving effect to this purchase, we own 74.7% of the venture that owns these properties.
Sales
•we sold Kendall Manor - Houston, TX, a wholly-owned property (the "Kendall Manor"), to an unrelated third party for $24.5 million and recognized a gain on the sale of this property of $7.3 million. In connection with the sale, we paid off the $14.3 million of mortgage debt maturing in August 2021 and bearing an annual interest rate of 4.29%. During (a) 2021(through the May 26 sale date), this property contributed $1.2 million of rental income, $830,000 of real estate operating expenses, $272,000 of interest expense and $123,000 of depreciation, and (b) 2020, this property contributed $2.9 million of rental income, $1.9 million of real estate operating expenses, $675,000 of interest expense and $848,000 of depreciation.

•we sold our interests in the unconsolidated joint ventures that owned (a) Anatole Apartments - Daytona Beach, FL (“Anatole Apartments”), and (b) Tower at OPOP and Lofts at OPOP- St Louis, MO (collectively, the "OPOP Properties”), to our joint venture partners, for $10.5 million and recognized a gain on sales of our partnership interests of $2.6 million, after giving effect to the impairment charge of $520,000 taken in 2021 in connection with the sale of OPOP Properties. In 2021 and 2020, these properties contributed $1.0 and $ 1.1 million, respectively, in equity in loss of unconsolidated joint ventures.

•the unconsolidated joint venture which owned The Avenue Apartments, Ocoee, FL, and Parc at 980, Lawrenceville, GA, sold these properties for an aggregate of $225.9 million and recognized an aggregate gain on the sale of these properties of $84.0 million. As a result of these sales, we recorded an aggregate gain of $35.0 million. The mortgage debt secured by these properties and paid-off in connection with the sales was in aggregate principal amount of $107.5 million, had weighted average interest rate of 3.94% and a weighted average remaining term to maturity of 6.6 years. In connection with these sales, the joint venture recognized an aggregate loss on the extinguishment of debt of $9.4 million, of which our share was $4.6 million. During 2021 (through the applicable sales dates) and 2020, these properties contributed $60,000 and $(54,000), respectively, of equity in earnings (loss) of unconsolidated joint ventures.

•we sold a cooperative apartment unit located in New York, NY for a sales price of $545,000 and recognized a gain of $414,000.

Financing; Other

•we amended and restated our credit facility, among other things, to increase the amount available to be borrowed to $35 million, reduced the interest rate to 25 basis points over the prime rate with a floor of 3.5%, and extended the facility through November 2024.

•our consolidated subsidiaries paid-off three first mortgages and three supplemental mortgages with an aggregate balance of $31.9 million. These mortgages had a weighted average interest rate of 4.53% and a remaining term to maturity of nine months. In connection with the payoffs, we incurred a loss on the extinguishment of debt of $822,000.
•we raised approximately $9.6 million of equity from the sale of 529,126 shares of our common stock pursuant to our at-the-market equity offering program.
•we implemented, in September 2021, a 4.5% per share increase in our cash dividend, and declared dividends of an aggregate of $0.90 per share in 2021.
•we maintained an average occupancy rate of 97.1% at our wholly-owned properties and 94.2% at our joint venture properties.

Subsequent to December 31, 2021:
•we sold a vacant land parcel located in Daytona, Florida (the "South Daytona Property") for a sales price of $4.7 million, and, after closing costs, recognized a nominal gain. In 2020, we recognized an impairment charge of $3.6 million in connection with this property.
•we acquired for $3.5 million a 17.45% interest in a planned 240-unit development property located in Johns Island, SC. We anticipate that this development will be completed in the fourth quarter of 2023.
•the unconsolidated joint venture in which we have a 65% equity interest sold The Veranda at Shavano, a 288-unit multi-family property in San Antonio, Texas, for a sales price of $53.8 million. We estimate that the gain on the sale of this property will be approximately $23.7 million and that our share of the gain, which will be recognized in the first quarter of 2022, will be approximately $12.7 million. This property was secured by $25.1 million of floating rate mortgage debt with 1.4 years of remaining term to maturity which was repaid in connection with the sale. The venture also terminated an interest rate swap and paid a termination fee of $188,000 of which our share will be approximately $122,000. During the year ended December 31, 2021, this property generated $526,000 of equity in earnings from unconsolidated joint ventures, which includes a $616,000 gain from insurance proceeds. During the year ended December 31, 2020, this property generated $322,000 of equity in loss from unconsolidated joint ventures.

•we used our available cash to pay-off $15.5 million of 4.29% mortgage debt of Avalon Apartments - Pensacola, FL, a wholly owned property, that was scheduled to mature in March 2022.

•we raised $2.2 million of equity from the sale of 100,000 shares of our common stock pursuant to our at-the-market offering program through March 1, 2022.
•we announced that we entered into separate agreements to acquire (the “2022 Partner Buyouts”) the remaining interests of five of our joint venture partners at five multi-family properties with an aggregate of 1,064 units. The aggregate purchase price for these interests is approximately $30.4 million and in connection with such purchases, we will assume mortgage debt that as of December 31, 2021, was in aggregate principal amount of $97.7 million. (Such mortgage debt is currently reflected in Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations- Disclosure of Known Material Contractual Obligations”). The completion of these purchases is subject to customary closing conditions (including with respect to four of the purchases, the approval of the holder of the applicable mortgage debt), and no purchase is contingent upon the completion of any other purchase. The weighted average remaining term to maturity of the mortgage debt to be assumed is 7.1 years and the weighted average interest rate thereon is 4.17%. This mortgage debt will be non-recourse to us at the BRT parent level and to our subsidiary that owns the applicable property, subject to customary carve-out guarantees and indemnities at the parent and property subsidiary levels. During 2021, these properties contributed an aggregate of $295,000 of equity in loss of unconsolidated joint ventures. We anticipate using our available cash to fund these purchases and that these transactions will be completed over the next several months. After a purchase is completed, such property will be wholly owned and the accounts and operations of such property will be included directly, from the date of such purchase, in our consolidated balance sheets and consolidated statement of operations, respectively. As a result, we anticipate that our revenues, total expenses, assets and liabilities, will increase. We can provide no assurance that any of these transactions will be completed or that if completed, will be accretive.

Our Multi-Family Properties
Generally, our multi-family properties are garden apartment, mid-rise or town home style properties that provide residents with amenities, such as a clubhouse, swimming pool, laundry facilities and cable television access. Residential leases are typically for a one-year term and may require security deposits equal to one month's rent. Substantially all of the units at these properties are leased at market rates. Set forth below is selected information regarding the multi-family properties in which we have an interest, as of December 31, 2021, all of which, except for the properties in which we have a 100% ownership interest, are owned by unconsolidated joint ventures:

				Our Percentage Ownership (%) (1)	Average Monthly Rental Rate Per Occupied Unit ($)(2)(3)					Average Physical Occupancy (%)(3)
Property Name and Location	Number of Units	Age	Acquisition Date		2021	2020	2019	2018	2017	2021	2020	2019	2018	2017
Silvana Oaks Apartments—N. Charleston, SC	208	11	10/4/2012	100	1,231	1,182	1,162	1,143	1,126	95.1	93.2	94.5	93.2	94.5
Avondale Station—Decatur, GA	212	67	11/19/2012	100	1,196	1,173	1,102	1,047	979	97.2	95.3	96.2	94.4	97.6
Newbridge Commons—Columbus, OH	264	22	11/21/2013	100	947	929	898	853	801	97.5	95.2	95.2	96.7	96.8
Avalon Apartments—Pensacola, FL	276	13	12/22/2014	100	1,250	1,124	1,065	1,003	969	98.1	95.3	96.4	93.8	90.9
Parkway Grande—San Marcos, TX	192	7	9/10/2015	100	1,042	1,035	1,075	1,067	1,044	97.1	93.4	94.5	93.1	95.0
Woodland Trails—LaGrange, GA	236	12	11/18/2015	100	1,059	1,014	960	938	873	98.9	96.7	96.1	95.2	95.7
Kilburn Crossing — Fredericksburg, VA	220	16	11/4/2016	100	1,465	1,411	1,389	1,302	1,246	97.9	96.2	95.1	95.9	95.0
Bells Bluff — West Nashville, TN (4)	402	2	6/2/2017	100	1,421	1,482	N/A	N/A	N/A	92.3	74.7	N/A	N/A	N/A
Crestmont at Thornblade — Greenville, SC (4)	266	24	10/30/2018	100	1,104	1,051	1,072	1,156	—	96.3	91.8	88.7	92.1	—
Crossings of Bellevue—Nashville, TN (4)	300	36	4/2/2014	100	1,186	1,186	1,157	1,120	1,066	97.1	96.3	97.3	98.3	97.3
Brixworth at Bridge Street—Huntsville, AL	208	36	10/18/2013	80	879	828	755	760	690	96.1	97.6	96.4	92.6	95.9
Retreat at Cinco Ranch— Katy, TX (5)	268	13	1/22/2016	75	1,274	1,192	1,134	1,076	1,098	96.9	92.9	91.8	96.2	89.5
Grove at River Place — Macon, GA	240	33	2/1/2016	80	792	744	735	709	662	95.6	92.2	90.7	93.6	95.2
Civic Center I—Southaven, MS (6)	392	19	2/29/2016	75	1,021	958	922	872	834	98.2	97.1	96.5	97.3	96.4
The Veranda at Shavano — San Antonio, TX (7)(11)	288	8	5/6/2016	65	1,119	1,057	1,062	1,021	982	92.8	92.5	92.7	93.4	92.0
Chatham Court and Reflections — Dallas, TX	494	35	5/11/2016	50	950	969	959	930	876	93.3	85.2	92.4	92.0	93.4
Waters Edge at Harbison— Columbia, SC	204	25	5/31/2016	80	1,009	929	928	869	878	94.5	93.9	91.0	91.8	93.7
The Pointe at Lenox Park— Atlanta, GA	271	32	8/15/2016	74	1,275	1,255	1,216	1,201	1,176	96	94.6	93.2	88.8	91.1
Civic Center II — Southaven, MS (6)	384	16	9/1/2016	75	1,085	1,031	979	925	883	98.2	96.6	97.2	96.8	96.7
Verandas at Alamo Ranch—San Antonio, TX (8)(11)	288	6	9/19/2016	72	1,084	1,039	1,022	996	972	91.2	93.2	93.8	92.4	89.0
Canalside Lofts — Columbia, SC	374	6	11/10/2016	32	1,225	1,406	1,217	1,220	1,185	93.2	90.9	93.0	89.7	92.7
Canalside Sola — Columbia, SC (9)	339	6	11/10/2016	46	1,361	1,395	1,445	1,432	—	92.6	81.4	68.0	22.0	—
Vanguard Heights — Creve Coeur, MO (10)	174	5	4/4/2017	78	1,583	1,604	1,560	1,495	1,652	93.6	95.9	95.3	91.4	74.7
Mercer Crossing — Farmers Branch, TX	509	5	6/29/2017	50	1,374	1,314	1,308	1,279	1,272	95.9	90.6	92.0	89.3	91.4
Jackson Square — Tallahassee, FL	242	25	8/30/2017	80	1,131	1,090	1,067	1,018	1,062	94.2	94.8	94.6	91.0	94.2
Gateway Oaks — Forney, TX	313	5	9/15/2017	50	1,181	1,147	1,148	1,108	988	96.7	91.1	93.9	92.8	93.7

				Our Percentage Ownership (%) (1)		Average Monthly Rental Rate Per Occupied Unit ($)(2)(3)					Average Physical Occupancy (%)(3)
Property Name and Location	Number of Units	Age	Acquisition Date			2021	2020	2019	2018	2017	2021	2020	2019	2018	2017
Magnolia Pointe at Madison — Madison, AL	204	30	12/7/2017	80		1,036	924	881	826	—	96.6	97.6	98.5	95.3	—
The Woodland Apartments — Boerne, TX (11)	120	14	12/14/2017	80		974	980	960	918	—	87.0	96.3	94.1	91.3	—
Landings of Carrier Parkway — Grand Prairie, TX	281	20	5/17/2018	50		1,149	1,098	1,019	957	—	94.1	94.5	90.4	93.7	—
The Vive — Kannapolis, NC	312	12	3/12/2019	65		1,199	1,103	1,105	—	—	95.5	94.6	90.6	—	—
Somerset at Trussville — Trussville, AL	328	15	5/7/2019	80		1,078	998	1,007	—	—	95.7	97.0	95.1	—	—
Village at Lakeside — Auburn, AL	200	33	8/8/2019	80		907	859	835	—	—	97.1	96.0	95.7	—	—
Abbots Run — Wilmington, NC	264	19	2/20/2020	80	873	978	873	—	—	—	95.3	93.5	—	—	—
Total	9,273
______________________

(1) Distributions to, and profit sharing between, joint venture partners, are determined pursuant to the applicable agreement governing the relationship between the parties and are generally not pro rata to the equity ownership percentage each joint venture partner has in the applicable joint venture.
(2) Monthly rental rate per unit reflects our period of ownership.
(3) For 2017, reflects the twelve months ended September 30.
(4) Prior to 2021, our ownership interest in Bells Bluff, Crestmont at Thornblade and Crossings of Bellevue was 58.1%, 90% and 80% respectively. Bells Bluff was in lease-up until September 2020.
(5) This property was impacted in 2017 by Hurricane Harvey.
(6) Prior to 2021, our ownership in the joint venture that owns these properties was 60%
(7) This property was sold in February 2022.
(8) In February 2022, we bought out the interests of our joint venture partner and as a result the property is wholly-owned by us. .
(9) This property was in lease up until September 2020.
(10) This property was in lease up until June 2018.
(11) Occupancy in 2021 was effected by damage from the February ice storm in Texas (the "Texas Storm").

The following table sets forth certain information, presented by state, related to our consolidated properties as of December 31, 2021 (dollars in thousands):

State	Number of Properties	Number of Units	2021 Rental and Other Revenues	Percent of 2021 Rental and Other Revenues
Georgia	2	448	$6,724	22%
Florida	1	276	4,594	15%
South Carolina (1)	2	474	4,401	14%
Virginia	1	220	4,274	14%
Tennessee (2)	2	702	3,410	11%
Ohio	1	264	3,232	10%
Texas (3)	1	192	2,710	9%
Other (4)	—	—	1,510	5%
Total	10	$2,576	$30,855	100%
___________________________

(1) Includes revenues beginning in October 2021 when we purchased our venture partner's remaining interest in Crestmont at Thornblade.
(2) Includes revenues beginning in August and December 2021, when we purchased our venture partners' remaining interests in Bells Bluff and Crossings of
Bellevue, respectively.
(3) Excludes 2021 revenues from Kendall Manor.
(4) Includes non-multi- family revenues.

The following table sets forth certain information, presented by state, related to properties owned by unconsolidated joint ventures as of December 31, 2021(dollars in thousands):

State	Number of Properties	Number of Units	2021 Rental and Other Revenues (1)		Percent of 2021 JV Rental and Other Revenues (1)
Texas	8	2,561	$38,460		39%
South Carolina	3	917	13,778		14%
Alabama	4	940	12,326		13%
Mississippi	2	776	10,367		11%
North Carolina	2	576	8,677		9%
Georgia	2	511	6,894		7%
Missouri	1	174	3,463		4%
Florida	1	242	3,357		3%
Total	23	$6,697	$97,322	9,732,200,000%	100%
___________________________
(1) The term "JV Rental and other Revenues" refers to the revenues generated at multi-family properties owned by unconsolidated joint ventures.
Excludes revenues generated in 2021 from properties sold (including the properties at which we purchased the remaining interests of our venture partners)
during such year. See note 6 to our consolidated financial statements.
Our Acquisition Approach

Current Acquisition Approach
Given the current highly competitive environment to acquire multi-family properties, and our belief that in such environment buying properties offered for sale by third parties will not generate an appropriate risk adjusted return for our stockholders, we are emphasizing purchasing the interests of our joint venture partners. See "- The Impact of the COVID-19 Pandemic; 2021 and Recent Developments". Although the price we pay for our venture partner's interest is greater than that implied by such partner's percentage interest in the venture (because we in effect are buying our partner's "promote" (i.e., our venture partner's disproportionate share of the income and/or cash flow above a pre-determined threshold in recognition of such partner's introducing us to the acquisition opportunity)), and the blended rate of return on investment (as described below) will not be as favorable as those generated in the past from such properties prior to the purchase of our partner's interest, we nonetheless believe that the blended rate of return on investment (i.e., the combination of the rate of return generated from the return on our original investment as blended with the return generated after giving effect to the purchase of our joint venture partners' interests) that we will achieve is superior to that, and a better use of our available investable assets, than other acquisition opportunities currently available in the market. As we are actively involved in the operations of these properties, we are well positioned to evaluate the efficacy of such investment. We are also making a greater effort to acquire properties directly (i.e., not with joint venture partners) as we expect that this will allow the possibility for greater returns on our investment(i.e., we will not have to pay promotes) and allow the accounts and operations of such properties to be presented directly in our consolidated financial statements.
Historic Acquisition Approach
Historically, we identified multi-family property acquisition opportunities primarily through relationships developed over time by our officers with former borrowers, current joint venture partners, real estate investors and brokers and have focused on acquiring the following of multi-family property types:
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

We focused on acquiring properties that provide stable risk adjusted total returns (i.e., operating income plus capital appreciation), including value-add opportunities (i.e., properties that can be repositioned or improved allowing us to generate higher rents or improved occupancy) and emphasized acquiring properties in the Southeast United States and Texas. We have been opportunistic in pursuing multi-family property acquisitions and have not mandated any specific acquisition criteria, though we take the following into account in evaluating an acquisition opportunity: location, demographics, size of the target market, property quality, availability and terms and conditions of long-term fixed-rate mortgage debt, potential for capital appreciation or recurring income, extent and nature of contemplated capital improvements and property age. We have, historically, acquired properties with a joint venture partner with knowledge and experience in owning and operating multi-family properties in the target market.
A key consideration in our acquisition process (including the current acquisition environment in which we are emphasizing buying the interests of our joint venture partners) is the availability of mortgage debt to finance the acquisition (or the ability to assume the mortgage debt on the property) and the terms and conditions (e.g., interest rate, amortization and maturity) of such debt. Historically, approximately 35% to 40% of the purchase price has been paid in cash (all or a portion of our share of which may be funded by borrowing from our credit facility) and the balance is financed with mortgage debt. We believe that the use of leverage allows us the ability to earn a greater return on our investment than we would otherwise earn. Generally, the mortgage debt obtained in connection with an acquisition matures five to ten years thereafter, is interest only for one to five years after the acquisition, and provides for a fixed interest rate and for the amortization of the principal of such debt over 30 years.
Potential acquisitions are reviewed and approved by our investment committee. Approval requires the assent of not less than five of the eight members of this committee, all of whom are our executive officers. Board of director approval is required for any single multi-family property acquisition in which our equity investment exceeds $40 million.
From time-to-time we have pursued development opportunities with joint venture partners when we believe the potential higher returns justify the additional risks. The factors considered in pursuing these opportunities generally include the factors considered in evaluating a standard acquisition opportunity, and we place additional emphasis on our joint venture partner's ability to execute a development project. We do not anticipate development properties will constitute a significant part of our portfolio.
Purchase of Joint Venture Interests in 2021
We bought the interests of our joint venture partners in ventures that own three multi-family properties (i.e., Bells Bluff, Crestmont at Thornblade, and Crossings of Bellevue). As a result, these properties are wholly-owned by us. The aggregate purchase price for these interests was $45.6 million. In connection with with these purchases, we assumed debt of $26.4 million on Crestmont at Thornblade and obtained replacement debt of $89.7 million to replace the existing debt of $61.8 million on the other two properties.

We purchased an additional 14.7% interest in Civic Center I and Civic Center II - Southaven, MS from our joint venture partner for $6.0 million. After giving effect to this purchase, we own 74.7% of the venture that owns these properties.
Property and Joint Venture Dispositions
We monitor our portfolio to identify properties that should be sold. Factors considered in deciding whether to sell a property generally include our evaluation of the current market price of such property compared to its projected economics and changes in the factors considered by us in acquiring such property. We also believe it is important for us to maintain strong relationships with our joint venture partners. Accordingly, we also take into account our partners' desires with respect to property sales. If our partners deem it in their own economic interest to dispose of a property at an earlier date than we would otherwise dispose of a property, we may accommodate such request and agree to sell the property to a third party or attempt to purchase our partner's interest.
Sale of Wholly-Owned Properties
On May 26, 2021, we sold Kendall Manor for a sales price of $24.5 million and recognized a gain on the sale of this property of $7.3 million. During 2021, this property contributed $1.2 million of rental income, $830,000 of real estate operating expense, $272,000 of interest expense and $123,000 of depreciation , respectively. During 2020, this property contributed $2.9 million of rental income, $1.9 million of real estate operating expenses, $675,000 of interest expense and $848,000 of depreciation, respectively.
On August 20, 2021, we sold a cooperative apartment unit in New York, NY for a sales price of $545,000 and recognized a gain on the sale of $414,000.
Dispositions of Joint Venture Properties
The unconsolidated joint venture which owned The Avenue Apartments, Ocoee, FL, and Parc at 980, Lawrenceville, GA, sold these properties for an aggregate of $225.9 million and recognized an aggregate gain on the sale of these properties of $84.0 million. As a result of these sales, we recorded an aggregate gain of $35 million. The mortgage debt secured by these properties and paid off in connection with the sales was in aggregate principal amount of $107.5 million, had a weighted average interest rate of 3.94% and a weighted average remaining term to maturity of 6.6 years. In connection with these sales, the joint venture recognized an aggregate loss on the extinguishment of debt of $9.4 million, of which our share was $4.6 million. During 2021 (through the applicable sales dates) and 2020, these properties contributed $60,000 and $(54,000), respectively, of equity in earnings (loss) of unconsolidated joint ventures.
Sale of Joint Venture Interests
We sold our interests in the unconsolidated joint ventures that owned (i) Anatole Apartments - Daytona Beach, FL(“Anatole Apartments”), and (ii) Tower at OPOP and Lofts at OPOP- St Louis,MO (collectively, the "OPOP Properties”), to our joint venture partners, for $10.5 million and recognized a gain on sales of our interests of $2.6 million, after giving effect to the impairment charge of $520,000 taken in 2021 in connection with the OPOP Properties. During 2021 (through the applicable sales dates) and 2020, these three properties contributed $1.0 million and $1.1 million respectively, in equity in loss of unconsolidated joint ventures.

Joint Venture Arrangements

The arrangements with our multi-family property joint venture partners are deal-specific and vary from transaction-to- transaction. Generally, these arrangements provide for us and our joint venture partner to receive net cash flow available for distribution and/or profits in the following order of priority (in certain cases, we are entitled to these distributions on a senior or preferential basis): (i) a preferred return of 8% to 10% on each party's unreturned capital contributions, until such preferred return has been paid in full; and (ii) the return in full of each party's capital contribution (and together with the preferred return, the "Mandatory Return"). Thereafter, distributions to, and profit sharing between, joint venture partners, is determined pursuant to the applicable agreement governing the relationship between the parties. The allocation and distribution of cash and profits to BRT after the Mandatory Return is generally less than that implied by BRT's percentage equity interest in the venture/property as a result of allocation/distribution provisions of our joint venture operating agreements.

Although as noted above each joint venture operating agreement contains different terms, such agreements may limit our right to vote and receive dividends and distributions. Further, such agreements generally provide for a buy-sell procedure under specified circumstances, including, (i) if the partners are unable to agree on major decisions or (ii) upon a change in control of our subsidiary owning the interest in the joint venture. Further, these arrangements may also allow us, and in some cases, our joint venture partner, to force the sale of the property after it has been owned by the joint venture for a specified period (e.g., four to five years after the acquisition).

Property Management
The day-to-day management of our multi-family properties is overseen by property management companies operating in the market in which the property is located. Approximately 61% of our properties are managed by management companies that are owned by a joint venture partner or its affiliates. These property management companies are paid fees ranging from 2% to 4% of revenues generated by the applicable property. Generally, we can terminate these management companies upon specified notice or for cause, subject to the approval of the mortgage lender and, in some cases, our joint venture partner. We believe satisfactory replacements for property managers are available, if required.
Mortgage Debt
In acquiring properties, we use fixed rate mortgage debt to pay from 50% to 65% of the purchase price. Although fixed rate mortgage debt is typically more expensive and less flexible than variable rate mortgage debt (e.g., the interest rate is higher at origination and there are typically high prepayment penalties, yield maintenance payments and/or defeasance penalties when refinancing the debt prior to maturity), we prefer using such debt as it caps our exposure to fluctuating interest rates. We also from time to time obtain supplemental mortgage debt on an acquired property which, among other things, allows us to generate additional cash resulting from the appreciation of the value of the property. As of December 31, 2021, the weighted average annual interest rate of the mortgage debt on all our multi-family properties is 3.91% and the weighted average remaining term to maturity of such debt is approximately 8.2 years.
The following table sets forth scheduled principal (including amortization) mortgage payments due for all of our multi-family properties as of December 31, 2021 (dollars in thousands):

YEAR	Principal Payments Due for Consolidated Properties	Principal Payments Due for Unconsolidated Joint Ventures (1)	Total Principal Payments Due
2022	$31,355	$6,119	$37,474
2023	1,679	42,887	44,566
2024	2,095	8,222	10,317
2025	17,467	9,577	27,044
2026	1,904	142,768	144,672
Thereafter	146,357	378,329	524,686
Total	$200,857	$587,902	$788,759
________________________
(1) Does not give effect to the minority interest's share of such debt.
The mortgage debt associated with our multi-family properties, including the mortgage debt at our significant subsidiaries generally contain covenants, including covenants that require (i) compliance with debt service coverage ratios, (ii) the guarantor of the mortgage debt to maintain a certain level of net worth and liquid assets or (iii) in connection with the sale or other transfer of the property, the mortgage debt to be paid off (or assumed by the buyer with the consent of the mortgage lender). The mortgage debt is generally non-recourse to (i) the joint venture that owns the property, subject to standard carve-outs and (ii) to us and our subsidiary acquiring the equity interest in such joint venture. We, at the parent entity level (i.e., BRT Apartments Corp.), are the standard carve-out guarantor with respect to our wholly owned properties. (The term "standard carve-outs" refers to recourse items to an otherwise non-recourse mortgage and are customary to mortgage financing. While carve-outs vary from lender to lender and transaction to transaction, the carve-outs may include, among other things, a voluntary bankruptcy filing, environmental liabilities, the sale, financing or encumbrance of the property in violation of loan documents, damage to property as a result of intentional misconduct or gross negligence, failure to pay valid taxes and other claims which could create a lien on a property and the conversion of security deposits, insurance proceeds or condemnation awards). At December 31, 2021, the principal amount of mortgage debt outstanding with respect to the properties at which we are the carve-out guarantor is approximately $189.3 million.
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
Status of Former Development Projects
Our former development projects, Canalside Sola - Columbia, SC ("Sola") and Bells Bluff-Nashville, TN ("Bells Bluff"; and together with Sola, "Sola/Bells"), commenced lease up activities during the quarters ended March 31, 2018 and March 31, 2019, respectively, and exited such status in January 2020 and September 2020, respectively. Sola is owned by an unconsolidated joint venture and Bells Bluff, as of August 18, 2021, is wholly-owned by us. At December 31, 2021, approximately 92.6% and 96.8%, respectively of Sola Station and Bells Bluff, respectively, had been leased and are now stabilized properties.

Our Other Real Estate Assets and Activities
In addition to our multi-family properties, we own other real estate assets with an aggregate carrying value of $6.4 million at December 31, 2021, including undeveloped land, cooperative apartment units and a leasehold position at a commercial property. See notes 2 and 3 to our consolidated financial statements.
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
Human Capital Resources
As of December 31, 2021, we had nine full time employees who devote substantially all of their business time to us. In addition, part-time personnel (including part time executive officers), perform certain executive, administrative, legal, accounting and clerical functions for us. The services of the part-time personnel as well as the provision to us of certain facilities and other resources are supplied pursuant to a shared services agreement between us and several affiliated entities, including Gould Investors L.P., the owner and operator of a diversified portfolio of real estate and other assets. The expenses for the shared personnel, facilities and resources is allocated to us and the other affiliated entities in accordance with the shared services agreement. The allocation is based on the estimated time devoted by such part-time personnel to the affairs of the parties to this agreement.
We also retain several related parties, among other things, to analyze and approve multi-family property acquisitions and dispositions, develop and maintain banking and financing relationships and provide investment advice and long-term planning (the “Services”). The aggregate fees to be paid in 2022, and paid in 2021 and 2020, for the Services, are $1.5 million, $1.4 million and $1.4 million, respectively.
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

Executive Officers of Registrant
Set forth below is a list of our executive officers whose terms will expire at our 2022 annual Board of Directors' meeting (the business history of officers who are also directors will be provided in our proxy statement to be filed not later than May 2, 2022):

Name	Age	Office
Israel Rosenzweig (1)	74	Chairman of the Board of Directors
Jeffrey A. Gould (2)	56	President, Chief Executive Officer and Director
Mitchell K. Gould (3)	49	Executive Vice President
Matthew J. Gould (2)	62	Senior Vice President and Director
David W. Kalish (4)	74	Senior Vice President - Finance
Mark H. Lundy	59	Senior Vice President and Counsel
Steven Rosenzweig (1)	46	Senior Vice President - Legal
George E. Zweier	58	Vice President and Chief Financial Officer
Isaac Kalish (4)	46	Vice President and Treasurer
Ryan Baltimore	30	Chief Operating Officer
__________________________________________________________________________
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
David W. Kalish, a certified public accountant, has been our Senior Vice President, Finance since 1998. Mr. Kalish was our Vice President and Chief Financial Officer from 1990 until 1998. He has been Chief Financial Officer of One Liberty Properties, Inc. and Georgetown Partners, LLC. since 1990. Georgetown Partners is the managing general partner of Gould Investors, a related party.
Mark H. Lundy has been our Counsel and/or General Counsel since 2007, Senior Vice President since 2005 and Vice President from 1993 to 2005. He served as a Vice President of One Liberty Properties from 2000 to 2006 and has been its Secretary and Senior Vice President since June 1993 and 2006, respectively. Since 2013, Mr. Lundy has served as President and Chief Operating Officer, and from 1990 through 2013 as a Vice President (including Senior Vice President), of Georgetown Partners, LLC. He is licensed to practice law in New York and Washington, D.C.
Steven Rosenzweig has been associated with us since 2013, served as a Vice President from 2015 through 2019 and as Senior Vice President - Legal since 2019. He is licensed to practice law in New York.
George E. Zweier, a certified public accountant, has served as our Chief Financial Officer and a Vice President since 1998.
Isaac Kalish, a certified public accountant, has been associated with us since 2004, served as Assistant Treasurer from 2007 through 2014 and as Vice President and Treasurer since 2013 and 2014, respectively. Mr. Kalish has served as Vice President and Assistant Treasurer of One Liberty Properties since 2013 and 2007, respectively, as Assistant Treasurer of Georgetown Partners, LLC from 2012 through 2013, and as its Treasurer since 2013.
Ryan Baltimore has been employed by us since 2013, served as Senior Vice President - Corporate Strategy and Finance from 2019 through January 2022, and as Chief Operating Officer thereafter.

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

Risks Related to the COVID-19 Pandemic

The continuation of the COVID-19 pandemic, the responses thereto and the economic consequences flowing therefrom, may adversely impact our business, income, cash flow, results of operations, financial condition, liquidity, prospects, ability to service our debt obligations, and our ability to pay cash dividends to our stockholders.

We have faced, and may continue to face, challenges resulting from the COVID-19 pandemic. The economic consequences of the pandemic, among other things, have adversely affected and may continue to adversely affect,the ability of some of our residents to pay rent (due to furloughs, layoffs and/or the expiration of, or reduction in, unemployment benefits). If economic conditions worsen for an extended period, a significant number of residents may be unable to pay rent, and our ability to pay dividends and/or the debt service on our mortgages may be adversely affected. The seesaw nature of the pandemic and its impact on the economy and financial markets present material risks and uncertainties. We are unable to predict the ultimate impact that the pandemic and the related dislocations will have on our business, financial condition, results of operation and cash flows, which will depend largely on various factors outside of our control.

Risks Related to our Business

Most of our multi-family properties are located in the Southeast and Texas which makes us susceptible to adverse developments in such markets.
The operating performance of our multi-family properties is impacted by the economic, environmental and other conditions of the specific markets in which our properties are concentrated. At December 31, 2021: (i) our wholly-owned properties generated approximately 22%, 15%, 14% and 14% of our 2021 revenues from properties located in Georgia, Florida, South Carolina and Virginia, respectively, and (ii) properties owned by unconsolidated joint ventures generated 39%, 14%, 13% and 11% of our 2021 JV Rental and Other Revenues at properties located in Texas, South Carolina, Alabama and Mississippi, respectively. Accordingly, adverse developments in such markets, including economic developments, pandemics, or natural or man-made disasters, could adversely impact the operations of these properties and therefore our operating results and cash flow. The concentration of our properties in the Southeast United States and Texas exposes us to risks of adverse developments which are greater than the risks of owning properties with a more geographically diverse portfolio.
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
We own 14 multi-family properties with three joint venture partners or their affiliates and may be adversely effected if we are unable to maintain a satisfactory working relationship with any one or more of these joint venture partners.
Joint ventures that own six multi-family properties are owned with one joint venture partner or its affiliates, joint ventures that own four multi-family properties are owned with a second joint venture partner or its affiliates and joint ventures that own four multi-family properties are owned with a third joint venture partner or its affiliates. This concentration of ownership of properties with a limited number of joint venture partners exposes us to risks of adverse developments, and in particular, disputes or disagreements with such joint venture partners, which are greater than the risks of owning properties with a more diverse group of joint venture partners.
The failure of third party property management companies to properly manage our properties or obtain sufficient insurance coverage could adversely impact our results of operations.
We and our joint venture partners rely on property management companies to manage our properties. At December 31, 2021, approximately 20 properties are managed by a management company owned by or affiliated with a joint venture partner. These management companies are responsible for, among other things, leasing and marketing rental units, selecting tenants (including an evaluation of the creditworthiness of tenants), collecting rent, paying operating expenses, maintaining the property and obtaining insurance coverage for the properties they manage. If these property management companies do not perform their duties properly or we or our joint venture partners do not effectively supervise the activities of these managers, the occupancy rates and rental rates at the properties managed by such property managers may decline and the expenses at such properties may increase. At December 31, 2021, one property manager manages eight of our properties and a second property manager manages six of our properties, other property managers manage four or fewer properties. The loss of our property managers, and in particular, the managers that manage multiple properties, could result in a decrease in occupancy rates, rental rates or both or an increase in expenses. Further, property managers are also responsible for obtaining insurance coverage with respect to the properties they manage, which coverage is often obtained pursuant to blanket policies covering many properties in which we have no interest. Losses at properties managed by our property managers but in which we have no interest could reduce significantly the insurance coverage available at our properties managed by these property managers. It may be difficult to terminate a non-performing management company, particularly a management company owned or affiliated with a joint venture because such termination may require the approval of the mortgagee, our joint venture partner or both. If we are unable to terminate an underperforming property manager on a timely basis, our occupancy and rental rates may decrease and our expenses may increase.
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

We may continue to develop and redevelop multi-family properties. These activities may be exposed to the following risks:

•we have limited experience in development projects and will be dependent on our joint venture partner or the sponsor of the project to oversee the project's implementation;
•we may abandon opportunities that we have already begun to explore for a number of reasons, including changes in local market conditions or increases in construction or financing costs, and, as a result, we may fail to recover expenses already incurred in exploring those opportunities;
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

Risks Related to Our Financing Activities, Indebtedness and Capital Resources

If we are unable to refinance $64.7 million in balloon payments on mortgage debt maturing through 2024, we may be forced to sell properties on disadvantageous terms.

As of December 31, 2021, we have balloon payments of $64.7 million on mortgage debt (including $35.3 million of mortgage debt on properties owned by unconsolidated joint ventures) due through 2024 (including $29.4 million and $35.3 million due in 2022 and 2023, respectively). The weighted average interest rate of this debt is 4.05%. Our operating cash flow and funds available under our credit facility will be insufficient to discharge this debt when due. Accordingly, we may seek to refinance this debt or sell the related property prior to the maturity of such debt. Increases in interest rates, or reduced access to credit markets due, among other things, to more stringent lending requirements or our high level of leverage, may make it difficult for us to refinance this mortgage debt on terms as favorable as the current debt. If we are unsuccessful in refinancing such debt, or if the terms of the refinanced debt are less favorable that the current debt, we may be forced to dispose of properties on disadvantageous terms or convey properties secured by such mortgages to the mortgagees, which would reduce our income and impair the value of our portfolio.

Our failure to comply with our obligations under our debt instruments may reduce our stockholders’ equity, and adversely affect our net income and ability to pay dividends.

Several of our debt instruments include covenants that require us to maintain certain financial ratios, including various coverage ratios, and comply with other requirements. Failure to meet interest and other payment obligations under our debt instruments or a breach by us of the covenants to comply with certain financial ratios would place us in non-compliance under such instruments. If the lender called a default and required us to repay the full amount outstanding under such instrument, we might be required to rapidly dispose of our properties, including properties securing such debt instruments, which could have an adverse impact on the amounts we receive on such disposition. From time to time we have failed to comply with certain debt covenants. If we are unable to satisfy the covenants of our debt obligations, the lender could exercise remedies available to it under the applicable debt instrument and as otherwise provided by law, including the possible appointment of a receiver to manage the property, application of deposits or reserves maintained under the debt instrument for payment of the debt, or foreclose and/or cause the forced sale of the property or asset securing such debt. A foreclosure or other forced disposition of our assets could result in the disposition of same at below the carrying value of such asset. The disposition of our properties or assets at below our carrying value may adversely affect our net income, reduce our stockholders’ equity and adversely affect our ability to pay dividends.

We may not have sufficient funds to make required or desired capital improvements.
Our multi-family properties face competition from newer and updated properties. At December 31, 2021 the weighted average age (based on the number of units) of our multi-family properties is approximately 18 years. To remain competitive and increase occupancy at these properties and/or make them attractive to potential tenants or purchasers, we may have to make significant capital improvements and/or incur deferred maintenance costs with respect to these properties. At December 31, 2021, we have $6.6 million of restricted cash that can only be used for improvements at specific properties. The cost of future improvements and deferred maintenance is uncertain and the amounts earmarked for specific properties may be insufficient to effectuate needed improvements. Our results of operations and financial conditions may be adversely affected if we are required to expend significant funds (other than funds earmarked for such purposes) to repair or improve our properties.
Our acquisition, development and value-add activities are limited by the funds available to us.
Our ability to acquire additional multi-family properties, develop new properties and improve the properties in our portfolio is limited by the funds available to us and our ability to obtain, on acceptable terms, equity contributions from joint venture partners and mortgage debt from lenders. At December 31, 2021, we had $32.3 million of cash and cash equivalents and $6.6 million designated as restricted cash for improvements at 13 multi-family properties. Our multi-family acquisition and value-add activities are constrained by funds available to us which will limit growth in our revenues and operating results.
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

The phasing out of LIBOR may adversely affect our cash flow and financial results.

Excluding the variable rate mortgage debt associated with a property sold in February 2022, at December 31, 2021 we had $37.4 million in variable rate debt in the form of junior subordinated notes maturing in 2036 and bearing an interest rate which resets quarterly and is based on three-month LIBOR plus 200 basis points (the “LIBOR Debt”). Our exposure to fluctuating interest payments on the LIBOR Debt is unhedged. The authority regulating LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after June 2023 and it is possible that LIBOR will become unavailable at an earlier date. Although the LIBOR Debt provide for alternative methods of calculating the interest rate when LIBOR becomes unavailable, such alternative rates may be unavailable in which case we may have to negotiate a secondary alternative rate with the counterparties to the LIBOR Debt – we can provide no assurance that we and our counterparties will be able to agree to a secondary alternative rate. Our cash flow and financial results may be adversely affected if we are unable to arrange a mutually satisfactory alternative rate to LIBOR for our LIBOR Debt. Further, the absence of LIBOR or a generally acceptable alternative thereto may make it more challenging to hedge our interest rate exposure on variable rate debt that we may incur in the future which in turn may make it more difficult to acquire properties.

We depend on our subsidiaries for cash flow and will be adversely impacted if these subsidiaries are prohibited from distributing cash to us.

We conduct, and intend to conduct, substantially all of our business operations through our subsidiaries including our unconsolidated subsidiaries. Accordingly, our only source of cash to fund our operations and pay our obligations are distributions from our subsidiaries. We cannot assure you that our subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to fund our operations. Each of our subsidiaries is or will be a distinct legal entity and, under certain circumstances, legal and contractual restrictions(e.g., restrictions imposed pursuant to mortgage debt on a property), limit our ability to obtain cash from such entities. In addition, because we operate through our subsidiaries, your claims as stockholders will be structurally subordinated to all existing and future liabilities and obligations of our subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our subsidiaries will be able to satisfy your claims as stockholders only after all our and our subsidiaries' liabilities and obligations have been paid in full.
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
We may incur impairment charges in 2022.
We evaluate on a quarterly basis our real estate portfolio for indicators of impairment. Impairment charges reflect management's judgment of the probability and severity of the decline in the value of real estate assets we own. These charges and provisions may be required in the future as a result of factors beyond our control, including, among other things, changes in the economic environment and market conditions affecting the value of real property assets or natural or man-made disasters. In 2021, we incurred a $520,000 impairment charge related to our investment in the joint venture that owned the OPOP Properties and in 2020 we incurred a $3.6 million impairment charge on the South Daytona Property. If we are required to take additional impairment charges, our results of operations will be adversely impacted.
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
Entities affiliated with us and with certain of our executive officers provide services to us and on our behalf. These transactions may not be on terms as favorable as those that we would receive if the transactions were entered into with unaffiliated entities and persons. Among other things, we retain certain executive officers and others to provide the Services. The aggregate fees to be paid for the Services in 2022, and paid in 2021 and 2020, are $1.5 million, $1.4 million and $1.4 million, respectively. We obtain certain executive, administrative, legal, accounting and clerical personnel and the use of certain facilities pursuant to the shared services agreement. During 2021 and 2020, we reimbursed Gould Investors $641,000 and $761,000, respectively, for the personnel and facilities provided pursuant to the shared services agreement. We also obtain certain insurance in conjunction with Gould Investors and reimbursed Gould Investors $61,000 and $39,000, in 2021 and 2020, respectively, for our share of the insurance cost.

Senior management and other key personnel are critical to our business and our future success may depend on our ability to retain them.
We depend on the services of Jeffrey A. Gould, our president and chief executive officer, and other members of senior management to carry out our business and investment strategies. Although Jeffrey A. Gould devotes substantially all of his business time to our affairs, he devotes a portion of his business time to entities affiliated with us. In addition to Jeffrey A. Gould, only three other executive officers, Mitchell Gould, our executive vice president, Ryan Baltimore, chief operating officer, and George Zweier, vice president and chief financial officer, devote all or substantially all of their business time to us. Many of our executives (i) also provide the Services (see "Item 1. Business-Human Capital Resources") and (ii) provide their services on a part-time basis pursuant to the shared services agreement. We rely on part-time executive officers to provide certain services to us, including legal and certain accounting services, since we do not employ full-time executive officers to handle all of these services. If the shared services agreement is terminated or the executives performing Services are unwilling to continue to do so, we will have to obtain such services from other sources or hire employees to perform them. We may not be able to replace these services or hire such employees in a timely manner or on terms, including cost and level of expertise, that are equivalent to or better than those we receive pursuant to the Services and the shared services agreement.
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

Our board of directors has exempted Gould Investors, Fredric H. Gould, Matthew J. Gould and Jeffrey A. Gould from the ownership limits and has not established a limitation on ownership for such persons. Based on information supplied to us, as of December 31, 2021, Gould Investors owns approximately 16.1% of the outstanding shares of common stock and, by virtue of the applicable attribution rules under the Code, one individual currently beneficially owns 22.0% of outstanding shares of common stock. As a result, the acquisition by each of four other individuals of 6.0% of our outstanding common stock, when combined with the ownership of our common stock of Gould Investors, Fredric H. Gould, Matthew J. Gould and Jeffrey A. Gould, generally would not result in a violation of the Five or Fewer Limit.

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

We, our joint venture partners and the property managers managing our properties, collect and retain, through information technology systems, financial, personal and other sensitive information provided by third parties, including tenants, vendors and employees. Such persons also rely on information technology systems for the collection and distribution of funds. Our information technology systems have been breached though, to our knowledge, none of our properties nor tenants have suffered any material damages therefrom. There can be no assurance that we, our joint venture partners or property managers will be able to prevent unauthorized access to sensitive information or the unauthorized distribution of funds. Any loss of this information or unauthorized distribution of funds as a result of a breach of information technology systems may result in loss of funds to which we are entitled, legal liability and costs (including damages and penalties), as well as damage to our reputation, that could materially and adversely affect our business and financial performance.

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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information; Holders
Our shares of common stock are listed on the New York Stock Exchange, or the NYSE, under the symbol "BRT." As of March 7, 2022, there were approximately 748 holders of record of our common stock.
Issuer Purchases of Equity Securities

As of October 1, 2021, our Board of Directors authorized us to repurchase up to $5.0 million of shares of our common stock through December 31, 2023. During the quarter ended December 31, 2021, we did not repurchase any shares of common stock.
Item 6. [Reserved]

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We are an internally managed real estate investment trust, also known as a REIT, that is focused on the ownership, operation and, to a lesser extent, development of multi-family properties. These properties may be wholly owned or owned by unconsolidated joint ventures in which we generally contributed 65% to 80% of the equity. At December 31, 2021, we: (i) wholly-own ten multi-family properties with an aggregate of 2,576 units and a carrying value of $291.5 million, and (ii) have ownership interests, through unconsolidated entities, in 23 multi-family properties with an aggregate of 6,697 units, and the carrying value of our net equity investment therein is $112.3 million. These 33 properties are located in eleven states; most of which are located in the Southeast United States and Texas.
The Impact of the COVID-19 Pandemic; 2021 and Recent Developments.
The pandemic did not have a direct material adverse effect on our financial condition and results of operations; however, there were some direct negative effects (e.g., properties adjacent to colleges and universities experienced lower occupancy levels and rental income due to remote learning) and indirect negative effects (e.g., we were more conservative in raising rents, pursuing acquisitions and in implementing our value add program, all of which, if more aggressively pursued, may have allowed us to generate additional income). The impact of the pandemic on our business, financial condition, liquidity, results of operations and prospects will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

During 2021:

Purchases
•we purchased the interests of our joint venture partners in ventures that own three multi-family properties (i.e., Bells Bluff, Crestmont at Thornblade, and Crossings at Bellevue) for an aggregate purchase price of $45.6 million. As a result, these properties are wholly-owned and the accounts and results of operations of these properties are included directly in our consolidated financial statements as of the applicable date of purchase (the "Consolidating Transactions"). In connection with these transactions, we assumed mortgage debt of $26.4 million at Crestmont at Thornblade and obtained replacement mortgage debt of $89.7 million to replace the existing debt of $61.8 million on the other two properties. In 2021, these three properties contributed in the aggregate, $4.4 million in rental revenues, $2.0 million in operating expenses, $1.0 million in interest expense and $2.2 million in depreciation, respectively, in the aggregate in 2021. In 2022, we anticipate that these three properties will generate approximately $17.0 million in rental revenues, $7.4 million of real estate operating expense, $4.0 million in interest expense and $8.1 million in depreciation.
•we purchased an additional 14.7% interest in Civic Center I and Civic Center II - Southaven, MS from our joint venture partner for $6.0 million. After giving effect to this purchase, we own 74.7% of the venture that owns these properties.
Sales
•we sold Kendall Manor - Houston, TX, a wholly-owned property ("Kendall Manor"), to an unrelated third party for $24.5 million and recognized a gain on the sale of this property of $7.3 million. In connection with the sale, we paid off the $14.3 million of mortgage debt maturing in August 2021 and bearing an annual interest rate of 4.29%. During (a) 2021(through the May 26 sale date), this property contributed $1.2 million of rental income, $830,000 thousand million of real estate operating expenses, $272,000 of interest expense and $123,000 of depreciation, and (b) 2020, this property contributed $2.9 million of rental income, $1.9 million of real estate operating expenses, $675,000 of interest expense and $848,000 of depreciation.
•we sold our interests in the unconsolidated joint ventures that owned (a) Anatole Apartments - Daytona Beach, FL(“Anatole Apartments”), and (b)Tower at OPOP and Lofts at OPOP-St Louis, MO (collectively, the "OPOP Properties”), to our joint venture partners, for $10.5 million and recognized a gain on sales of our partnership interests of $2.6 million, after giving effect to the impairment charge of $520,000 taken in connection with the sale of OPOP Properties. We refer to the sale of the interests in Anatole Apartments and OPOP Properties as the "Anatole/OPOP Sales". In 2021 and 2020, these properties contributed $1.0 million and $1.1 million, respectively, in equity in loss of unconsolidated joint ventures.

•the unconsolidated joint venture which owned The Avenue Apartments, Ocoee, FL, and Parc at 980, Lawrenceville, GA, sold these properties (collectively, the "Avenue/Parc Sale") for an aggregate of $225.9 million and recognized an aggregate gain on the sale of these properties of $84.0 million. As a result of these sales, we recorded an aggregate gain of $35.0 million. The mortgage debt secured by these properties and discharged in connection with the sales was in aggregate principal amount of $107.5 million, had weighted average interest rate of 3.94% and a weighted average remaining term to maturity of 6.6 years. In connection with these sales, the joint venture recognized an aggregate loss on the extinguishment of debt of $9.4 million, of which our share was $4.6 million. During 2021 (through the applicable sales dates) and 2020, these properties contributed $60,000 and $(54,000), respectively, of equity in earnings (loss) of unconsolidated joint ventures.
•we sold a cooperative apartment unit located in New York, NY for a sale price of $545,000 and recognized a gain of $414,000

Financing;Other
•we amended and restated our credit facility, among other things, to increase the amount available to be borrowed to $35 million, reduce the interest rate to 25 basis points over the prime rate with a floor of 3.5%, and extend the facility through November 2024.
•our consolidated subsidiaries paid-off three first mortgages and three supplemental mortgages with an aggregate balance of $31.9 million. These mortgages had a weighted average interest rate of 4.53% and a remaining term to maturity of nine months. In connection with the payoffs, we incurred a loss on the extinguishment of debt of $822,000.
•we raised approximately $9.6 million of equity from the sale of 529,126 shares of our common stock.
•we effected, in September 2021, a 4.5% per share increase in our cash dividend, and declared dividends of an aggregate of $0.90 per share in 2021.
•we maintained an average occupancy rate of 97.1% at our wholly owned properties and 94.2% at our joint venture properties.

Subsequent to December 31, 2021,
•we sold a vacant land parcel located in Daytona, Florida (the "South Daytona Property") for a sales price of $4.7 million, and after closing costs recognized a nominal gain. In 2020, we recognized an impairment charge of $3.6 million in connection with this property.
•we acquired for $ 3.5 million a 17.45% interest in a planned 240-unit development property located in John's Island SC. We anticipate that this development will be completed in the fourth quarter of 2023.
•the unconsolidated joint venture in which we have a 65% equity interest sold The Veranda at Shavano, a 288-unit multi-family property in San Antonio, Texas, for a sales price of $53.8 million. We estimate that the gain on the sale of this property will be approximately $23.7 million and that our share of the gain, which will be recognized in the first quarter of 2022, will be approximately $12.7 million. This property was secured by $25.1 million of floating rate mortgage debt with 1.4 years of remaining term to maturity which was repaid in connection with the sale. The venture also terminated an interest rate swap and paid a termination fee of $188,000, of which our share will be approximately $122,000. During the year ended December 31, 2021, this property generated $526,000 of equity in earnings from unconsolidated joint ventures, which includes a $616,000 gain from insurance proceeds. During the year ended December 31, 2020, this property generated $322,000 of equity in loss from unconsolidated joint ventures.

•we used our available cash to pay-off $15.5 million of 4.29% mortgage debt of Avalon Apartments - Pensacola, FL, a wholly owned property, that was scheduled to mature in March 2022.

•we raised $2.2 million of equity from the sale of 100,000 shares of our common stock pursuant to our at-the-market offering program through March 1, 2022.
•we announced that we entered into separate agreements to acquire (the “2022 Partner Buyouts”) the remaining interests of five of our joint venture partners at five multi-family properties with an aggregate of 1,064 units. The aggregate purchase price for these interests is approximately $30.4 million and in connection with such purchases, we will assume mortgage debt that as of December 31, 2021, was in aggregate principal amount of $97.7 million. (Such mortgage debt is currently reflected in Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations- Disclosure of Known Material Contractual Obligations”). The completion of these purchases is subject to customary closing conditions (including with respect to four of the purchases, the approval of the holder of the applicable mortgage debt), and no purchase is contingent upon the completion of any other purchase. The weighted average remaining term to maturity of the mortgage debt to be assumed is 7.1 years and the weighted average interest rate thereon is 4.17%. This mortgage debt will be non-recourse to us at the BRT parent level and to our subsidiary that owns the applicable property, subject to customary carve-out guarantees and indemnities at the parent and property subsidiary levels. During 2021, these properties contributed an aggregate of $295,000 of equity in loss of unconsolidated joint ventures. We anticipate using our available cash to fund these purchases and that these transactions will be completed over the next several months. After a purchase is completed, such property will be wholly owned and the accounts and operations of such property will be included directly, from the date of such purchase, in our consolidated balance sheets and consolidated statement of operations, respectively. As a result, we anticipate that our revenues, total expenses, assets and liabilities, will increase. We can provide no assurance that any of these transactions will be completed or that if completed, will be accretive.
2022 Acquisition Plan
Given the highly competitive environment to acquire multi-family properties, and our belief that in the current environment buying properties from third parties will not generate an appropriate risk adjusted return for our stockholders, we are emphasizing the purchase of the interests of our joint venture partners (“Partner Buyouts”). Although we believe that the blended rate of return we anticipate generating from the Partner Buyouts will be superior to that available from other acquisition opportunities currently available in the market, the blended rate of return on our investment generated from Partner Buyouts will not be as favorable as those we generated in the past from such properties prior to such Partner Buyouts. We also anticipate making a greater effort to buy properties directly (i.e., without joint venture partners) as direct purchases may be attractive if we do not have to pay a promote. See “Item 1.Business-Our Acquisition Approach-Current Acquisition Approach”.

Results of Operations
Comparison of Years Ended December 31, 2021 and 2020
The term "same store properties" refers to seven multi-family properties that were owned for all of 2021 and 2020. The term "unconsolidated same store properties" refers to 21 properties that were owned for all of 2021 and 2020, other than the Sola Station property that was in lease-up.
Revenues
The following table compares our revenues for the years indicated:

(Dollars in thousands):	2021	2020	Increase (Decrease)	% Change
Rental and other revenue from real estate properties	$32,041	$27,451	$4,590	16.7%
Other income	16	651	(635)	(97.5)%
Total revenues	$32,057	$28,102	$3,955	14.1%

Rental and other revenue from real estate properties.    The components of the increase include:
•$4.4 million due to the inclusion of the revenues from the Consolidating Transactions;
•$1.8 million from same store properties, of which approximately $909,000 is due to higher rental rates, $511,000 from increased occupancy and $361,000 is due to an increase in ancillary income (e.g., utility reimbursements and late fees)- approximately $592,000 of the $1.8 million increase is due to increased rents and occupancy at Avalon Apartments - Pensacola, Florida.
The increase was offset by the inclusion, in 2020, of $1.7 million of rental and other revenue from the Kendall Property.
Other income. The decrease is due to reduced interest income resulting from the sale of a loan on September 30, 2020.

Expenses

The following table compares our expenses for the periods indicated:

(Dollars in thousands)	2021	2020	Increase (Decrease)	% Change
Real estate operating expenses	$14,202	$12,377	$1,825	14.7%
Interest expense	6,757	7,100	(343)	(4.8)%
General and administrative	12,621	11,701	920	7.9%
Impairment charge	520	3,642	(3,122)	(85.7)%
Depreciation	8,025	6,742	1,283	19.0%
Total expenses	$42,125	$41,562	$563	1.4%
Real estate operating expenses.   The components of the increase include:
•$2.0 million from the inclusion of the expenses from the Consolidating Transactions; and
•$765,000 from same store properties, including a $303,000 increase in real estate taxes at Avondale Station - Decatur, GA, due to an increase in the assessment of the property's value and a $164,000 increase in insurance premiums across the portfolio.

The increase was offset by $1.0 million of expenses related to the Kendall Manor sale.
Interest expense.   The decrease is due to a :
•$693,000 decrease from same store properties due to the payoff of mortgage debt;
• $404,000 decrease from the Kendall Manor sale; and
• $270,000 decrease primarily due to the 73 basis point decrease in the average interest rate on our floating rate junior subordinated debt resulting from the decline in the three-month LIBOR rate. See Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" for information regarding the impact of changes in the LIBOR rate.
This was offset by an $1.0 million increase in interest expense from the Consolidating Transactions.
General and administrative.
The increase is due to:

•a $1.2 million increase in compensation expense, including $478,000 of increased non-cash amortization expense due primarily to the RSUs granted in 2021, $323,000 due to the non-cash amortization of restricted stock expense (primarily related to the higher fair value of the shares granted in January 2021 in comparison to the shares issued in 2016 and that vested in 2021), and $318,000 due to the non-cash amortization of restricted stock expense that was issued in June 2021; and
•a $469,000 increase in professional expenses incurred during the 2021 period, including $291,000 related to the follow-on-equity offering terminated in May 2021 and $178,000 in general legal and accounting fees and consulting fees related to compensation and insurance matters. These increases were offset by the inclusion, in the corresponding period of 2020, of (i) $712,000 of professional fees and expenses related to the restatement of our financial statements in 2020 and (ii) $120,000 in costs related to our shared services agreement, primarily related to costs related to the restatement of our financial statements in 2020.
Impairment charge

In 2021, we recorded an impairment charge of $520,000 representing the excess of the book value of our investment in OPOP Properties over the expected sale price of the investment. OPOP Properties was sold in November 2021. In 2020, we recorded a $3.6 million impairment charge with respect to the South Daytona Property. This property was sold in February 2022.
Depreciation
The increase is due the inclusion of $2.2 million of depreciation from the Consolidating Transactions.
The increase was offset by:
•a $726,000 decline due to the Kendall Manor sale; and

•the inclusion in 2020 of a $233,000 adjustment (i.e., to reflect an increase in the asset value) to such expense in connection with our purchase of our joint venture partner's interest in the ventures that owns Kilburn Crossing and Parkway Grande.
Other revenue and expense items
See "- Unconsolidated Joint Ventures - Results of Operations" below for a discussion of Equity in loss on unconsolidated joint ventures and Equity in earnings from sale of unconsolidated joint venture properties
Gain on sale of real estate
In 2021, we recognized gains of $7.3 million from the Kendall Sale and $414,000 from the sale of a cooperative apartment in New York, NY. There was no comparable gain in 2020.
Gain on sale of partnership interest
In 2021, we recognized gains of $2.2 million in connection with the sale of our interest in the joint venture which owns Anatole Apartments, and $388,000 from the sale of our interest in the joint venture which owns the OPOP Properties. The gain on the sale of OPOP Properties is net of an impairment charge of $520,000 taken in 2021 to reduce the carrying value of the investment to its fair value. There was no comparable gain in 2020.
Loss on extinguishment of debt.

In 2021, we incurred $1.6 million of prepayment charges and deferred loan fee write-offs on the payoff of three first mortgage loans and three supplemental loans with an aggregate outstanding principal balance of $37.9 million and the refinance of a mortgage loan in connection with the purchase of the interests of our joint venture partners in Crestmont at Thornblade. There was no comparable loss in 2020.

Unconsolidated Joint Ventures - Results of Operations.
Equity in (loss) earnings of unconsolidated joint ventures
The table below reflects the condensed income statements of our unconsolidated properties included in note 7 of our consolidated financial statements. In accordance with US generally accepted accounting principles, each of the line items in the chart below is presented as if these properties are wholly owned by us, although as reflected under " Item 1. Business - Our Multi- Family Properties", our equity interests in these properties range from 32% to 90% (dollars in thousands):

	Year Ended December 31,
	2021	2020	Increase (Decrease)	% change
Rental revenues from unconsolidated joint ventures	$121,906	$127,058	$(5,152)	(4.1)%

Real estate operating expense from unconsolidated joint ventures	56,507	60,326	(3,819)	(6.3)%
Interest expense from unconsolidated joint ventures	30,964	34,918	(3,954)	(11.3)%
Depreciation from unconsolidated joint ventures	35,636	41,657	(6,021)	(14.5)%
Total expenses from unconsolidated joint ventures	123,107	136,901	(13,794)	(10.1)%

Total revenues less total expenses from unconsolidated joint ventures	(1,201)	(9,843)	8,642	(87.8)%

Other equity in earnings from unconsolidated joint ventures	54	117	(63)	(53.8)%
Impairment of assets	(2,813)	—	(2,813)	N/A
Insurance recoveries from unconsolidated joint ventures	2,813	—	2,813	N/A
Gain on sale of real estate from unconsolidated joint ventures	83,984	—	83,984	N/A
Gain on insurance proceeds from unconsolidated joint ventures	2,179	765	1,414	184.8%
Loss on extinguishment of debt from unconsolidated joint ventures	(9,401)	—	(9,401)	N/A
Net (loss) income	$75,615	$(8,961)	$84,576

Equity in earnings (loss) and gain on sale of real estate of unconsolidated joint ventures	$30,774	$(6,024)

Rental revenue from unconsolidated joint ventures
The decrease is due primarily to:
•$7.0 million from the Avenue/Parc Sale;
•$2.5 million from the Anatole/OPOP Sale; and
•$2.5 million due to the Consolidating Transactions.

The decrease was offset by:
•a $5.7 million increase in rental revenue from unconsolidated same store properties - $3.3 million from an increase in rental rates, $1.4 million from increased occupancy and $1.0 million due to an increase in ancillary fees (e.g., late fees, waiver fees and tech/cable package) - approximately $967,000 of the increase is due to Mercer Crossing - Farmers Branch, TX, $542,000 is due to Chatham Court and Reflections - Dallas, TX and $480,000 is due to Cinco Ranch- Katy, TX;
•$605,000 from the inclusion, for all of 2021, a property (i.e., Sola Station- Columbia, SC) that was in lease-up for a portion of 2020, and
•$594,000 from the inclusion, for all of 2021, of Abbotts Run-Wilmington, NC ("Abbots Run"), that was only owned for a portion of 2020.

Real estate operating expenses from unconsolidated joint ventures
The components of the decrease include:

• $3.3 million due to the Avenue/Parc Sale;
• $1.4 million from the Consolidating Transactions; and
• $1.3 million from the Anatole/OPOP Sales.

The decrease was offset by:

•a $1.8 million increase from unconsolidated same store properties, including increases of $579,000 in repairs, maintenance and replacement costs, $576,000 in utility costs, $352,000 in payroll and leasing commissions, and $315,000 in insurance costs, and
•$409,000 from the inclusion, for all of 2021, of Abbotts Run.

Interest expense from unconsolidated joint ventures. The components of the decrease are $1.9 million due to the Avenue/Parc Sale, $1.2 million due to the Consolidating Transactions, $616,000 from the Anatole/OPOP Sales and the balance is due primarily to reduced principal balances on mortgages at unconsolidated same store properties resulting from amortization.
Depreciation from unconsolidated joint ventures. The components of the decrease are $2.8 million due to to the Avenue/Parc Sale, $1.5 million due to the Consolidating Transactions, $692,000 from the Anatole/OPOP Sales and $1.0 million due to a decrease in depreciable assets.
Impairment charges from unconsolidated joint ventures. During 2021, we recognized $2.8 million of impairment charges related to the February 2021 Texas winter storm (the "Texas Storm"). There were no comparable charges in 2020.
Insurance recoveries from unconsolidated joint ventures. During 2021, we recognized $2.8 million of insurance recoveries related to the Texas Storm. There were no comparable recoveries in 2020.

Gain on insurance recoveries from unconsolidated joint ventures. During 2021, we recognized $1.9 million in gains from insurance recoveries at two properties (i.e., Verandas at Shavano and Retreat at Cinco Ranch, both located in San Antonio, TX), that were damaged by the Texas Storm, and $325,000 from an insurance claim on Magnolia Pointe - Madison, AL, that sustained fire damage in a prior year, as in each case, the amounts received on claims exceeded the assets previously written-off. In 2020, we also recognized a gain of $765,000 related to Magnolia Pointe - Madison, AL, property.

Gain on sale of real estate from unconsolidated joint ventures

On July 20, 2021, the unconsolidated joint venture which owned The Avenue Apartments, Ocoee, FL, sold the property for $107.7 million and recognized a gain on the sale of this property of $39.7 million.

On July 28, 2021, the unconsolidated joint venture which owned Parc at 980, Lawrenceville, GA, sold the property for $118.3 million and recognized a gain on the sale of this property of $44.3 million.

There were no comparable sales in 2020.

Loss on early extinguishment of debt from unconsolidated joint ventures

The loss in 2021 is due to prepayment charges in connection with the payoff of the mortgages related to the Avenue/Parc Sale. There was no comparable loss in 2020.
Comparison of Years Ended December 31, 2020 and 2019
As we qualify as a smaller reporting company, this comparison is omitted in accordance with Instruction 1 to Item 303(a) of Regulation S-K.

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

The table below provides a reconciliation of net (loss) income determined in accordance with GAAP to FFO and AFFO for each of the indicated years (amounts in thousands):

	2021	2020
GAAP Net income (loss) attributable to common stockholders	$29,114	$(19,862)
Add: depreciation of properties	8,025	6,742
Add: our share of depreciation in unconsolidated joint venture properties	23,083	26,493
Add: impairment charge	520	3,642
Add: our share of impairment charge in unconsolidated joint venture properties	2,010	—
Deduct: our share of earnings in earnings from sale of unconsolidated joint venture properties	(34,982)	—
Deduct: gain on sales of real estate and partnership interests	(10,325)	—
Adjustment for non-controlling interests	(16)	(16)
Funds from operations	17,429	16,999
Adjust for: straight-line rent accruals	(18)	(40)
Add: loss on extinguishment of debt	1,575	—
Add: our share of loss on extinguishment of debt from unconsolidated joint venture properties	4,581	—
Add: amortization of restricted stock and RSU expense	2,941	1,821
Add: amortization of deferred mortgage and debt costs	295	320
Add: our share of deferred mortgage costs from unconsolidated joint venture properties	542	626
Less: our share of insurance recovery from unconsolidated joint ventures	(2,010)	—
Less: our share of gain on insurance proceeds from unconsolidated joint venture properties	(1,528)	(519)
Adjustment for non-controlling interests	4	6
Adjusted funds from operations	$23,811	$19,213
The table below provides a reconciliation of net (loss) income per common share (on a diluted basis) determined in accordance with GAAP to FFO and AFFO.

	2021	2020
Net income (loss) attributable to common stockholders	$1.62	$(1.16)
Add: depreciation of properties	0.45	0.39
Add: our share of depreciation from unconsolidated joint venture properties	1.29	1.55
Add: impairment charge	0.03	0.21
Add: our share of impairment charge in unconsolidated joint ventures	0.11	—
Deduct: our share of earnings from sale of unconsolidated joint venture properties	(1.95)	—
Deduct: gain on sales of real estate and partnership interest	(0.58)	—
Adjustment for non-controlling interests	—	—
Funds from operations	0.97	0.99
Adjustment for: straight-line rent accruals	—	—
Add: loss on extinguishment of debt	0.09	—
Add: our share of loss on extinguishment of debt from unconsolidated joint ventures	0.26	—
Add: amortization of restricted stock and RSU expense	0.16	0.10
Add: amortization of deferred mortgage and debt costs	0.02	0.02
Add: our share of amortization of deferred mortgage and debt costs from unconsolidated ventures	0.03	0.04
Deduct: our share of insurance recovery from unconsolidated joint ventures	(0.11)	—
Deduct: our share of gain on insurance proceeds from unconsolidated joint ventures	(0.09)	(0.03)
Adjustment for non-controlling interests	—	—
Adjusted funds from operations	$1.33	$1.12

Diluted shares outstanding for FFO and AFFO	17,936,465	17,115,697

FFO for 2021 increased $430,000, or 2.5%, to $17.4 million from $17.0 million in 2020 due primarily to improved operating margins at same store properties, the Consolidating Transactions (including the purchase of the interest in Civic Center I and II), reduced interest expense, insurance recoveries and gain on insurance proceeds. The increase was offset by the increase in debt prepayment charges, the sale of properties, the sale of properties by joint ventures and the sale of interests in joint ventures (collectively referred to as, the "2021 Sales"), the non-cash amortization of equity award expense and the inclusion, in 2020, of other income related to a loan receivable that was paid-off in September 2020.

FFO for 2021 decreased $ 0.02 per diluted share, or 2.0%, from $0.99 per diluted share to $0.97 per diluted share due primarily to issuances pursuant to our equity incentive and at-the-market equity offering programs.

AFFO for 2021 increased $4.6 million, or 23.9%, to $23.8 million from $19.2 million in 2020, primarily due to improved operating margins, the Consolidated Transactions (including the purchase of the interest in Civic Center I and II) and reduced interest expense offset by the 2021 Sales and the inclusion, in 2020, of other income from a loan receivable that was paid off in September 2020. Per share AFFO was impacted negatively by issuances pursuant to our equity incentive and at-the-market equity offering programs.

NOI is a non-GAAP measure of performance. NOI is used by our management and many investors to evaluate and compare the performance of our properties to other comparable properties, to determine trends at our properties and to determine the estimated fair value of our properties. The usefulness of NOI may be limited in that it does not take into account, among other things, general and administrative expense, interest expense, loss on extinguishment of debt, casualty losses, insurance recoveries and gains or losses as determined by GAAP. NOI is a property specific performance metric and does not measure our performance as a whole. Same store NOI reflects the operations of seven of our ten wholly-owned properties.
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

The following table provides a reconciliation of net income attributable to common stockholders as computed in accordance with GAAP to NOI for the periods presented (dollars in thousands):

	For the year ended December 31,
	2021	2020
GAAP Net income (loss) attributable to common stockholders	$29,114	$(19,862)
Less: Other Income	(16)	(651)
Add: Interest expense	6,757	7,100
General and administrative	12,621	11,701
Depreciation	8,025	6,742
Impairment charge	520	3,642
Provision for taxes	206	248
Less: Gain on sale of real estate	(7,693)	—
Gain on the sale of partnership interests	(2,632)	—
Add: Loss on extinguishment of debt	1,575	—
Equity in loss of unconsolidated joint venture properties	4,208	6,024
Less: Equity in earnings from sale of unconsolidated joint venture properties	(34,982)	—
Add: Net income attributable to non-controlling interests	136	130
Net Operating Income	$17,839	$15,074

Less: Non same store and non multi family (1)
Revenues	(7,125)	(4,316)
Operating Expenses	3,393	2,333
Same Store Net Operating Income	$14,107	$13,091
________________________
(1) Prior year amounts have been adjusted to reflect the current year composition to reflect only those properties that were same store for both the current and the prior year.

NOI increased in 2021 by $2.8 million, or 18.2%, to $ 17.9 million from $15.1 million in 2020, primarily due to $2.4 million from the Consolidating Transactions and a $1.0 million increase in Same Store NOI offset by a $678,000 decrease due to the sale of Kendall Manor. The Same Store NOI increase is due primarily to a $1.7 million increase in rental revenue from increased rental rates and, to a lesser extent, higher occupancy rates and higher ancillary income, offset by a $765,000 increase in operating expenses. See " Results of Operations - Years Ended December 31, 2021 and 2020"

Disclosure of Known Material Contractual Obligations

The following table sets forth as of December 31, 2021 our known material contractual obligations:

	Payment Due by Period
(Dollars in thousands)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Long-Term Debt Obligations (1)	$68,729	$113,037	$221,695	$648,232	$1,051,693
Operating Lease Obligations	232	483	507	3,499	4,721
Purchase Obligations (2)(3)	7,227	14,454	14,454	—	36,135
Total	$76,188	$127,974	$236,656	$651,731	$1,092,549
____________________________
(1) Reflects payments of principal (including amortization payments) and interest and excludes deferred costs. Includes all of the debt of unconsolidated joint ventures. See the following table for information regarding same. Assumes that the interest rate on the junior subordinated notes will be 2.13% per annum which was the rate in effect at December 31, 2021.
(2) Assumes that $922,000 will be paid annually for the next five years pursuant to the shared services agreement and $1.5 million will be paid annually through December 31, 2027 for the Services. See "Item 1. Business—Our Structure."
(3) Assumes that approximately$4.8 million of property management fees will be paid annually to the property managers of our multi-family properties, including $3.9 million related to unconsolidated joint ventures. Such sum reflects the amount we anticipate paying in 2022 on the multi-family properties we own at December 31, 2021. These fees are typically charges based on a percentage of rental revenues from a property. No amount has been reflected as payable pursuant thereto after five years as such amount is not determinable.

The following table sets forth as of December 31, 2021 information regarding the components of our long-term debt obligations:

	Payment due by Period
(Dollars in thousands)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Mortgages on consolidated properties (1)	$38,273	$16,281	$29,551	$176,123	$260,228
Mortgages on unconsolidated properties (1)(2)	29,659	95,162	190,550	426,479	741,850
Junior subordinated notes (3)	797	1,594	1,594	45,630	49,615
Total	$68,729	$113,037	$221,695	$648,232	$1,051,693
___________________________
(1) Includes payments of principal (including amortization payments), and interest and excludes deferred costs.
(2) Includes all of the debt of unconsolidated joint ventures, including Verandas at Shavano which was sold in February 2022.
(3) Assumes that the interest rate on the junior subordinated notes will be 2.13% per annum.

Liquidity and Capital Resources

We require funds to pay operating expenses and debt service obligations, acquire properties (including the acquisition of interest of our joint venture partners), make capital improvements, fund capital contributions, pay dividends and to the extent we deem appropriate, repurchase shares pursuant to our share buy back program . In 2021, our primary sources of capital and liquidity were the operations of our multi-family properties (including distributions of $15.3 million from the operations of our unconsolidated joint ventures and $46.7 million of distributions from sale transactions), $35.2 million from property sales (including sales of properties owned by consolidated entities and sales of interests in unconsolidated joint ventures), net mortgage proceeds of $21.5 from the refinancing of mortgage debt in connection with the purchase of the remaining interests of certain joint ventures, $9.6 million from the sale of our common stock through our at-the-market equity offering program, and our available cash (including restricted cash). Excluding funds held at our unconsolidated subsidiaries, at December 31, 2021 and February 28, 2022, our available liquidity was approximately $67.3 million and $75.7 million, respectively, including $32.3 million and $40.7 million, respectively, of cash and cash equivalents, and subject to compliance with borrowing base and other requirements, up to $35 million and $35 million, respectively, available under our credit facility.

After giving effect to the sale of Verandas at Shavano, we anticipate that for the three years beginning January 1, 2022, our operating expenses, $112.8 million of mortgage amortization and interest expense and $40.2 million of balloon payments (including $87.6 million and $10.8 million, respectively, from unconsolidated joint ventures) due with respect to mortgages maturing from 2022 to 2024, estimated cash dividend payments of at least $51.1 million (assuming (i) the current quarterly dividend rate of $0.23 per share and (ii) 18.5 million shares outstanding) and share repurchases, if any, pursuant to our share buy back program, will be funded from cash generated from operations (including distributions from unconsolidated joint ventures), mortgage financings and re-financings, sales of properties, the issuance of additional equity and, if available as noted below, our $35 million credit facility. Our operating cash flow and available cash is insufficient to fully fund the $64.7 million of balloon payments, and if we are unable to refinance such debt on acceptable terms, we may need to issue additional equity or dispose of properties, in each case on potentially unfavorable terms.

Capital improvements at (i) 13 multi-family properties will be funded by approximately $6.6 million of restricted cash available at December 31, 2021 and (ii) other properties will be funded from the operations of such properties.

Our ability to acquire additional multi-family properties (including our acquisitions of our partners' interests in properties owned by joint ventures) is limited by our available cash and our ability to (i) draw on our credit facility, (ii) obtain, on acceptable terms and mortgage debt from lenders, and (iii) raise capital from the sale of our common stock. Further, if and to the extent we generate ordinary taxable income, we will be required to make distributions to stockholders to maintain our REIT status and as a result, will be limited in our ability to use gains, if any, from property sales, as a source of funds for operating expenses, debt service and property acquisitions.

Corporate Level Financing Arrangements

Junior Subordinated Notes
As of December 31, 2021 $37.4 million (excluding deferred costs of $297,000) in principal amount of our junior subordinated notes is outstanding. These notes mature in April 2036, contain limited covenants (including covenants prohibiting us from paying dividends or repurchasing capital stock if there is an event of default (as defined therein) on these notes), are redeemable at our option and bear an interest rate, which resets and is payable quarterly, of three-month LIBOR plus 200 basis points. Although these notes provide for an alternate method of calculating interest when LIBOR becomes unavailable in June 2023, if not earlier, such alternative rate may not be available in which case we may have to negotiate a secondary alternative rate with the counterparties to such debt. If we and the counterparties to this debt are unable to agree to a satisfactory secondary alternate rate, our cash flow and operating results may be adversely efffected. At December 31, 2021 and 2020, the interest rate on these notes was 2.13% and 2.21%, respectively.
Credit Facility
Our credit facility with VNB New York, LLC, an affiliate of Valley National Bank (collectively, "VNB"), as amended and restated, allows us to borrow, subject to compliance with borrowing base requirements and other conditions, up to $35 million, (i) for the acquisition of, and investment in, multi-family properties, (ii) to repay mortgage debt secured by multi-family properties and (iii) for Operating Expenses (i.e., working capital (including dividend payments) and operating expenses); provided, that not more than $15 million may be used for Operating Expenses. (The facility provides that it may be expanded to provide for up to $60 million of availability if another lender(s) is willing to provide an additional $25 million of availability). The credit facility is secured by cash accounts maintained by us at VNB (and we are required to maintain substantially all of our bank accounts at VNB), and the pledge of our interests in the entities that own the unencumbered multi-family properties used in calculating the borrowing base. The credit facility bears an annual interest rate, which resets daily, of 25 basis points over the prime rate, with a floor of 3.50%. There is an annual fee of 0.25% on the total amount committed by VNB and unused by us. The credit facility matures in November 2024. As of the date of this filing, no amounts are outstanding on the credit facility and $35 million was available to be borrowed thereunder.
The terms of the credit facility include certain restrictions and covenants which, among other things, limit the incurrence of liens, require that we maintain and include in the collateral securing the facility at least two unencumbered properties with an aggregate value(as calculated pursuant to the facility) of at least $50 million, and require compliance with financial ratios relating to, among other things, the minimum amount of debt service coverage with respect to the properties (and amounts drawn on the credit facility) used in calculating the borrowing base. Net proceeds received from the sale, financing or refinancing of wholly-owned properties are generally required to be used to repay amounts outstanding under the credit facility.
We are in compliance in all material respects with the requirements of the facility.

Other Financing Sources and Arrangements

At December 31, 2021, we are joint venture partners in unconsolidated joint ventures which own 23 multi-family properties. The distributions from the properties owned by these ventures, $62.0 million in 2021 (including $46.7 million from the sale of such properties) are a material source of our liquidity and cash flow. Further, we may be required to make significant capital contributions with respect to these properties. At December 31, 2021, our investment in these joint venture properties have a net equity carrying value of $112.3 million and are subject to mortgage debt, which is not reflected on our consolidated balance sheet, of $587.9 million. Although BRT Apartments Corp. is not the obligor with respect to such mortgage debt, the loss of any of these properties due to mortgage foreclosure or similar proceedings would have a material adverse effect on our results of operations and financial condition. These joint venture arrangements have been, and we anticipate that they will continue to be, material to our liquidity and capital resource position. See note 6 to our consolidated financial statements.
See Item 1. "Business-Mortgage Debt" for information regarding our mortgage debt at consolidated and unconsolidated subsidiaries.
Inflation
As the majority of our lease terms are for a period of one-year or less we are able to reset rental rates to market if renewed. Accordingly, due to the short-term nature of our leases, we do not believe our results will be materially adversely affected by inflation.

Inflation may also affect the overall cost of debt, as the implied cost of capital increases. Currently, interest rates are less than historical averages. However, the Federal Reserve, in response to or in anticipation of continued inflation concerns, could continue to raise interest rates. Other than with respect to our LIBOR Debt and debt incurred pursuant to our credit facility, we intend to mitigate these risks through long-term fixed interest rate loans and interest rate hedges.

Cash Distribution Policy

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. Accordingly, to qualify as a REIT, we must, among other things, meet a number of organizational and operational requirements, including a requirement that we distribute currently at least 90% of our ordinary taxable income to our stockholders. It is our current intention to comply with these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate federal, state or local income taxes on taxable income we distribute currently (in accordance with the Internal Revenue Code and applicable regulations) to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal, state and local income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent tax years. Even if we qualify for federal taxation as a REIT, we may be subject to certain state and local taxes on our income and to federal income taxes on our undistributed taxable income (i.e., taxable income not distributed in the amounts and in the time frames prescribed by the Internal Revenue Code and applicable regulations thereunder) and are subject to Federal excise taxes on our undistributed taxable income.

It is our intention to pay to our stockholders within the time periods prescribed by the Internal Revenue Code no less than 90%, and, if possible, 100% of our annual taxable income, including taxable gains from the sale of real estate. It will continue to be our policy to make sufficient distributions to stockholders in order for us to maintain our REIT status under the Internal Revenue Code.

Our board of directors will continue to evaluate, on a quarterly basis, the amount of dividend payments based on its assessment of, among other things, our short and long-term cash and liquidity requirements, prospects, debt maturities, net income, funds from operations, and adjusted funds from operations.

Critical Accounting Estimates
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
We evaluate our equity-method investments for impairment whenever events or changes in circumstances indicate that the carrying value of our investments may exceed the fair value. If it is determined that a decline in the fair value of our investments is not temporary, and if such reduced fair value is below its carrying value, an impairment is recorded. Determining fair value involves significant judgment. Our estimates consider available evidence including the present value of the expected future cash flows discounted at market rates, general economic conditions and other relevant factors. In 2021, we recorded an impairment related to our equity investment in the OPOP Properties. This property was sold in November 2021.
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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Our junior subordinated notes bear interest at the rate of three-month LIBOR plus 200 basis points. A 100 basis point increase in the rate would result in an increase in interest expense in 2022 of $374,000 and a 100 basis point decrease in the rate would result in a $77,000 decrease in interest expense in 2022.

Item 8.    Financial Statements and Supplementary Data.
The information required by this item appears in a separate section of this Report following Part IV.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
A review and evaluation was performed by our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that review and evaluation, our CEO and CFO have concluded that our disclosure controls and procedures, as designed and implemented as of December 31, 2021, were effective.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on these criteria.

Changes in Internal Controls over Financial Reporting
There have been no changes in our internal controls over financial reporting, as defined in in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that occurred during the three months ended December 31, 2021 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.    Other Information.
Federal Income Tax Considerations
The discussion in Exhibit 99.1 filed herewith is incorporated herein by reference.
Adoption of 2022 Incentive Plan

In March 2022, our board of directors adopted, subject to stockholder approval, the 2022 Incentive Plan. This plan permits us to grant: (i) stock options, restricted stock, restricted stock units, performance share awards and any one or more of the foregoing, up to a maximum of 1,000,000 shares; and (ii) cash settled dividend equivalent rights in tandem with the grant of certain awards.

Correction of Information in Current Report on Form 8-K Furnished on, and Press Release issued on, March 14, 2022.

Due to an error, our press release issued March 14, 2022 (page 9 to exhibit 99.1 to our Current Report on Form 8-K furnished to the SEC on March 14, 2022(the “8-K”)) and the supplemental financial information (page 5 to exhibit 99.2 to our 8-K) incorrectly reported the number of shares used in calculating in such documents per share FFO and AFFO for the quarter ended December 31, 2021. The incorrect number of shares is 17,317,596. The correct number of shares is 18,240,532 .This error did not impact the values reported in the 8-K (including the exhibits thereto) for per share FFO and AFFO as such reported values were correct. We do not hereby incorporate by reference into this Annual Report on Form 10-K any of the information included in our 8-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Apart from certain information concerning our executive officers which is set forth in Part I of this report, the other information required by Item 10 will be incorporated herein by reference to the applicable information to be in the proxy statement to be filed by May 2, 2022 for our 2022 Annual Meeting of Stockholders.
Item 11.    Executive Compensation.
The information concerning our executive compensation required by Item 11 is incorporated herein by reference to the proxy statement to be filed by May 2, 2022 with respect to our 2022 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except as set forth below, the information required by Item 12 is incorporated herein by reference to the proxy statement to be filed by May 2, 2022 with respect to our 2022 Annual Meeting of Stockholders.
Equity Compensation Plan Information
As of December 31, 2021, the only equity compensation plan under which equity compensation may be awarded is our 2020 Incentive Plan, which was approved by our stockholders in June 2020. This plan permits us to grant stock options, restricted stock, restricted stock units ("RSUs"), dividend equivalent rights and performance based awards to our employees, officers, directors, consultants and other eligible participants. The table below provides information as of December 31, 2021 with respect to our shares of common stock that may be issued upon exercise of outstanding options, warrants and rights. (See note 10 of our consolidated financial statements for further information about our equity compensation plans).

	Number of securities to be issued upon exercise (or vesting) of outstanding options, restricted stock units, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available-for future issuance under equity compensation plans—excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	210,375	(1)	—	473,101	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	210,375	(1)	—	473,101	(2)
_______________________________________________________________________________
(1) Represents shares of common stock underlying RSUs granted in 2021 pursuant to our 2020 Incentive Plan (the "2020 Plan"). The RSUs vest in 2024 subject to the satisfaction of market and performance based vesting conditions. There is no exercise price associated with such units. Excludes 316,524 shares of restricted stock issued pursuant to the 2020 plan as such shares, though subject to forfeiture, are outstanding.
(2) Gives effect to the 316,524 shares of restricted stock issued and outstanding pursuant to the 2020 Plan. Does not give effect to 158,973 shares of restricted stock granted January 13, 2022 pursuant to the 2020 Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information concerning relationships and certain transactions required by Item 13 is incorporated herein by reference to the proxy statement to be filed by May 2, 2022 with respect to our 2022 Annual Meeting of Stockholders.

Item 14.    Principal Accounting Fees and Services.
The information concerning our principal accounting fees required by Item 14 is incorporated herein by reference to the proxy statement to be filed by May 2, 2022 with respect to our 2022 Annual Meeting of Stockholders.

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

Exhibit No.		Title of Exhibits

1.1		Form of Equity Distribution Agreement (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K on November 26, 2019).

1.2		Amendment No. 1 to Equity Distribution Agreements entered into as of March 31, 2021 among us, B. Riley Securities, Inc., JMP Securities LLC, and D.A. Davidson & Co. (incorporated by reference to exhibit 10.1 filed with our Quarterly Report on Form 10-Q for the period ended March 31, 2021).

2.1		Plan of Conversion dated December 8, 2016 (incorporated by reference to Annex B of Amendment No. 1 to our Registration Statement on Form S-4 filed January 12, 2017 (the "S-4 Registration") (Reg. No. 333-215221).

3.1		Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 20, 2017).

3.2		By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed March 20, 2017).

4.1		Junior Subordinated Supplemental Indenture, dated as of March 15, 2011, between us and the Bank of New York Mellon (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed March 18, 2011).

4.2		Description of Registrant's Securities Registered Pursuant to Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K for the year ended December 31, 2020).

10.1	*	Shared Services Agreement, dated as of January 1, 2002, by and among Gould Investors L.P., us, One Liberty Properties, Inc., Majestic Property Management Corp., Majestic Property Affiliates, Inc. and REIT Management Corp. (incorporated by reference to Exhibit 10.2 to our Form 10-K filed December 11, 2008).

10.2	*	Form of Indemnification Agreement between the Registrant on the one hand, and its executive officers and directors, on the other hand (incorporated by reference to Exhibit 10.5 to our Annual Report of Form 10-K filed December 14, 2017).

10.3	*	Amended and Restated 2016 Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2016)

10.4		Membership Interest Purchase Agreement dated as of February 23, 2016 entered into between TRB Newark Assemblage, LLC ("TRB") and TRB Newark TRS, LLC ("TRB REIT" and together with TRB, collectively, the "Seller") and RBH Partners III, LLC, and joined by RBH-TRB Newark Holdings, LLC and GS-RBH Newark Holdings, LLC (incorporated by reference to exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended March 31, 2016).

10.5	*	Form of Restricted Shares Agreement for the Amended and Restated 2016 Incentive Plan (incorporated by reference to Exhibit 10.40 to our Registration Statement on Form S-4/A filed with the SEC on January 12, 2017 (File No 333-215221)).

10.6	*	2018 Incentive Plan (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on March 13, 2018).

Exhibit No.		Title of Exhibits
10.7	*	Form of Restricted Shares Agreement for the 2018 Incentive Plan (incorporated by reference Exhibit 10.10 to our Annual Report on Form 10-K filed December 10, 2018).
10.8		2020 Incentive Plan (incorporated by reference to Exhibit 10.15 filed with our Annual Report on Form 10-K for the year ended December 31, 2020).
10.9	*	Form of Performance Awards Agreement granted in 2021 pursuant to the 2020 Incentive Plan (incorporated by reference to exhibit 10.1 of our Current Report on Form 8-K filed on June 11, 2021)
10.10		Amended and Restated Loan Agreement (the "Loan Agreement") made as of November 18, 2021, by and among us and VNB New York, LLC. (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K on November 18, 2021).
10.11		Unlimited guaranty given by us in favor of VNB (incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K on November 18, 2021).

10.12		Form of Pledge Agreement (incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K on November 18, 2021).
10.13		Form of Negative Pledge Agreement (incorporated by reference to Exhibit 10.4 filed with our Current Report on Form 8-K on November 18, 2021).
10.14		Letter agreement dated as of November 19, 2021 with respect to the Loan Agreement.
21.1		Subsidiaries of the Registrant.

23.1		Consent of Ernst & Young, LLP.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "Act").

31.2		Certification of Senior Vice President—Finance pursuant to Section 302 of the Act.

31.3		Certification of Chief Financial Officer pursuant to Section 302 of the Act.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Act.

32.2		Certification of Senior Vice President—Finance pursuant to Section 906 of the Act.

32.3		Certification of Chief Financial Officer pursuant to Section 906 of the Act.

99.1		Federal Income Tax Considerations (incorporated by reference to Exhibit 99.3 filed with our Current Report on Form 8-K on March 11, 2021)

101.INS		The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

_______________________________________________________________________________
*    Indicates management contract or compensatory plan or arrangement.
(b)    Exhibits.
See Item 15(a)(3) above. Except as otherwise indicated with respect to a specific exhibit, the file number for all of the exhibits incorporated by reference is: 001-07172.
(c)    Financial Statements.
See Item 15(a)(2) above.
Item 16.     Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRT APARTMENTS CORP.
Date:	March 15, 2022	By:	/s/ JEFFREY A. GOULD
Jeffrey A. Gould Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ISRAEL ROSENZWEIG	Chairman of the Board	March 15, 2022
Israel Rosenzweig

/s/ JEFFREY A. GOULD	Chief Executive Officer, President and Director (Principal Executive Officer)	March 15, 2022
Jeffrey A. Gould

/s/ CAROL CICERO	Director	March 15, 2022
Carol Cicero
/s/ ALAN GINSBURG	Director	March 15, 2022
Alan Ginsburg

/s/ FREDRIC H. GOULD	Director	March 15, 2022
Fredric H. Gould

/s/ MATTHEW J. GOULD	Director	March 15, 2022
Matthew J. Gould

/s/ LOUIS C. GRASSI	Director	March 15, 2022
Louis C. Grassi

/s/ GARY HURAND	Director	March 15, 2022
Gary Hurand

/s/ JEFFREY RUBIN	Director	March 15, 2022
Jeffrey Rubin

/s/ JONATHAN SIMON	Director	March 15, 2022
Jonathan Simon

/s/ ELIE WEISS	Director	March 15, 2022
Elie Weiss

/s/ GEORGE E. ZWEIER	Chief Financial Officer and Vice President (Principal Financial and Accounting Officer)	March 15, 2022
George E. Zweier

Item 8, Item 15(a)(1) and (2)
Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

1

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of BRT Apartments Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BRT Apartments Corp. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Index

Joint Venture Consolidation Assessment

Joint Venture Consolidation Assessment
Description of the matter
The Company accounted for certain investments in real estate joint ventures under the equity method of accounting. At December 31, 2021, the Company’s investments in unconsolidated joint ventures were $112.3 million. As discussed in Note 1 to the consolidated financial statements, for each venture the Company evaluated the rights provided to each party in the venture to assess the consolidation of the venture.

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
New York, New York
March 15, 2022

Index

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31,
	2021	2020
ASSETS
Real estate properties, net of accumulated depreciation of $36,467 and $30,837	$293,550	$160,192
Investment in unconsolidated joint ventures	112,347	169,474
Cash and cash equivalents	32,339	19,885
Restricted cash	6,582	8,800
Other assets	10,341	7,390
Real estate property held for sale	4,379	—
Total Assets	$459,538	$365,741
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $980 and $563	$199,877	$130,434
Junior subordinated notes, net of deferred costs of $297 and $317	37,103	37,083
Accounts payable and accrued liabilities	19,607	20,536
Total Liabilities	256,587	188,053
Commitments and contingencies
Equity:
BRT Apartments Corp. stockholders' equity:
Preferred shares $0.01 par value 2,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized,
17,349 and 16,432 shares issued at December 31, 2021 and 2020	173	164
Additional paid-in capital	258,161	245,605
Accumulated other comprehensive income	—	(19)
Accumulated deficit	(55,378)	(67,978)
Total BRT Apartments Corp. stockholders' equity	202,956	177,772
Non-controlling interests	(5)	(84)
Total Equity	202,951	177,688
Total Liabilities and Equity	$459,538	$365,741

See accompanying notes to consolidated financial statements.

Index

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

	Year Ended December 31,
	2021	2020
Revenues:
Rental and other revenue from real estate properties	$32,041	$27,451
Other income	16	651
Total revenues	32,057	28,102
Expenses:
Real estate operating expenses—including $31 and $32 to related parties	14,202	12,377
Interest expense	6,757	7,100
General and administrative—including $641 and $761 to related party	12,621	11,701
Impairment charge	520	3,642
Depreciation and amortization	8,025	6,742
Total expenses	42,125	41,562
Total revenues less total expenses	(10,068)	(13,460)
Equity in loss from unconsolidated joint ventures	(4,208)	(6,024)
Equity in earnings from sale of unconsolidated joint venture properties	34,982	—
Gain on sale of real estate	7,693	—
Gain on sale of partnership interest	2,632	—
Loss on extinguishment of debt	(1,575)	—
Income (loss) from continuing operations	29,456	(19,484)
Provision for taxes	206	248
Income (loss) from continuing operations, net of taxes	29,250	(19,732)
(Income) attributable to non-controlling interests	(136)	(130)
Net income (loss) attributable to common stockholders	$29,114	$(19,862)

Weighted average number of shares of common stock outstanding:
Basic	17,017,690	17,115,697
Diluted	17,084,642	17,115,697

Per share amounts attributable to common stockholders
Basic	$1.63	$(1.16)
Diluted	$1.62	$(1.16)
See accompanying notes to consolidated financial statements.

Index

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31,
	2021	2020
Net income (loss)	$29,250	$(19,732)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	22	(12)
Other comprehensive income (loss)	22	(12)
Comprehensive income (loss)	29,272	(19,744)
Comprehensive (income) attributable to non-controlling interests	(140)	(128)
Comprehensive income (loss) attributable to common stockholders	$29,132	$(19,872)

See accompanying notes to consolidated financial statements.

Index

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2021 and 2020
(Dollars in thousands, except share data)

	Shares of Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	(Accumulated Deficit)	Non-Controlling Interests	Total
Balances, December 31, 2019	$156	$232,331	$(10)	$(32,824)	$(93)	$199,560
Distributions - Common Stock - $0.88 per share	—	—	—	(15,292)	—	(15,292)
Restricted stock vesting	1	(1)	—	—	—	—
Compensation expense—restricted stock and restricted stock units	—	1,821	—	—	—	1,821
Distributions to non-controlling interests	—	—	—	—	(118)	(118)
Shares issued through equity offering program, net	7	12,070	—	—	—	12,077
Shares repurchased	—	(616)	—	—	—	(616)
Net (loss) income	—	—	—	(19,862)	130	(19,732)
Other comprehensive loss	—	—	(9)	—	(3)	(12)
Comprehensive loss	—	—	—	—	—	(19,744)
Balances, December 31, 2020	$164	$245,605	$(19)	$(67,978)	$(84)	$177,688
Distributions - Common Stock - $0.90 per share	—	—	—	(16,514)	—	(16,514)
Restricted stock and restricted stock units vesting	4	(4)	—	—	—	—
Compensation expense—restricted stock and restricted stock units	—	2,941	—	—	—	2,941
Distributions to non-controlling interests	—	—	—	—	(60)	(60)
Shares issued through equity offering program, net	5	9,619	—	—	—	9,624
Net income	—	—	—	29,114	136	29,250
Other comprehensive income	—	—	19	—	3	22
Comprehensive income	—	—	—	—	—	29,272
Balances, December 31, 2021	$173	$258,161	$—	$(55,378)	$(5)	$202,951

See accompanying notes to consolidated financial statements

Index

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net Income (loss)	$29,250	$(19,732)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	8,025	6,742
Amortization of deferred financing fees	295	280
Amortization of debt fair value adjustment	(60)	—
Amortization of restricted stock and restricted stock units	2,941	1,821
Equity in loss of unconsolidated joint ventures	4,208	6,024
Equity in earnings on sale of real estate of unconsolidated ventures	(34,982)	—
Impairment charge	520	3,642
Gain on sale of real estate	(7,693)	—
Gain on sale of partnership interest	(2,632)	—
Loss on extinguishment of debt	1,575	—
Increases and decreases from changes in other assets and liabilities:
Decrease (increase) in other assets	2,203	(108)
Decrease in accounts payable and accrued liabilities	(4,179)	(424)
Net cash used in operating activities	(529)	(1,755)
Cash flows from investing activities:
Collections from real estate loans	—	150
Proceeds from the sale of mortgage loan	—	4,000
Improvements to real estate owned	(1,308)	(887)
Purchase and consolidation of joint venture properties	(111,956)	—
Proceeds from the sale of real estate owned	24,632	—
Proceeds from the sale of joint venture interests	10,540	—
Distributions from unconsolidated joint ventures	62,025	15,273
Contributions to unconsolidated joint ventures	(6,031)	(13,700)
Net cash provided by investing activities	(22,098)	4,836
Cash flows from financing activities:
Proceeds from mortgages payable	89,680	—
Mortgage payoffs	(47,605)	—
Mortgage principal payments	(2,688)	(3,041)
Proceeds from credit facility	—	5,000
Repayment of credit facility	—	(5,000)
Increase in deferred financing costs	(319)	—

Index

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2021	2020
Dividends paid	(15,769)	(15,116)
Distributions to non-controlling interests	(60)	(118)
Proceeds from the sale of common stock	9,624	12,077
Repurchase of shares of common stock	—	(616)
Net cash used in financing activities	32,863	(6,814)
Net increase (decrease) in cash, cash equivalents and restricted cash:	10,236	(3,733)
Cash, cash equivalents and restricted cash at beginning of year	28,685	32,418
Cash, cash equivalents and restricted cash at end of year	$38,921	$28,685
Supplemental disclosures of cash flow information:
Cash paid during the year for interest expense	$6,523	$6,886
Cash paid during the year for income and excise taxes	$173	$291

Consolidation on buyout of partnership interest:
Increase in real estate assets	$160,583
Increase in other assets	5,671
Increase in mortgage payable	(29,067)
Increase in deferred loan costs	748
Increase in accounts payable and accrued liabilities	(2,621)
Decrease in investment in unconsolidated joint ventures	(23,358)
	$111,956
See accompanying notes to consolidated financial statements.

Index

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES
Organization and Background
BRT Apartments Corp. (“BRT” or the “Company”) owns, operates and, to a lesser extent, develops multi-family properties. These multi-family properties may be wholly owned by us or by unconsolidated joint ventures in which the Company contributes a significant portion of the equity. At December 31, 2021, BRT: (i) wholly-owns ten multi-family properties located in seven states with an aggregate of 2,576 units and a carrying value of $291,538,000; and (ii) has ownership interests, through unconsolidated entities, in 23 multi-family properties located in eight states with an aggregate of 6,697 units, and the carrying value of its net equity investment is $112,347,000. In total, the Company has multi-family properties in 11 states, most of which are located in the Southeast United States and Texas.

The Company also owns and operates various other real estate assets. At December 31, 2021, the carrying value of the other real estate assets was $6,400,000.
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
December 31, 2021

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
December 31, 2021

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
Per Share Data
Basic earnings (loss) per share is determined by dividing net income (loss) applicable to holders of common stock for the applicable year by the weighted average number of shares of common stock outstanding during such year. Net income is also allocated to the unvested restricted stock outstanding during each period, as the restricted stock is entitled to receive dividends and is therefore considered a participating security. The RSU's are excluded from the basic earnings per share calculation, as they are not participating securities.
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
In calculating diluted earnings per share, the Company includes only those shares underlying the RSU's that it anticipates will vest based on management's current estimates. The Company excludes any shares underlying the RSU's from such calculation if their effect would have been anti-dilutive.
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
December 31, 2021

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

NOTE 2—REAL ESTATE PROPERTIES
Real estate properties, excluding a property held for sale in 2021 (see Note 7), consist of the following (dollars in thousands):

	December 31,
	2021	2020
Land	$38,822	$25,585
Building	281,841	154,854
Building improvements	9,354	10,590
Real estate properties	330,017	191,029
Accumulated depreciation	(36,467)	(30,837)
Total real estate properties, net	$293,550	$160,192

A summary of activity in real estate properties, net for the year ended December 31, 2021 follows (dollars in thousands):

	December 31, 2020 Balance	Property Acquisitions	Improvements	Depreciation	Asset Sale	Held for Sale	December 31, 2021 Balance
Multi-family	$153,604	$160,583	$1,308	$(7,116)	$(16,841)	$—	$291,538
Land - Daytona, FL	4,379	—	—	—	—	(4,379)	—
Retail shopping center - Yonkers, NY/Other	2,209	—	—	(111)	(86)	—	2,012
Total real estate properties	$160,192	$160,583	$1,308	$(7,227)	$(16,927)	$(4,379)	$293,550

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021

NOTE 2—REAL ESTATE PROPERTIES (Continued)
The following summarizes, by state, information for the year ended December 31, 2021 regarding consolidated properties (dollars in thousands):

Location	Number of Properties	Number of Units	2021 Rental and Other Revenue from Real Estate Properties	% of 2021 Rental and Other Revenue from Real Estate Properties
Georgia	2	448	$6,723	21%
Florida	1	276	4,594	14%
South Carolina	2	474	4,402	14%
Virginia	1	220	4,273	13%
Texas (a)	1	192	3,895	12%
Tennessee	2	702	3,413	11%
Ohio	1	264	3,232	10%
Other (b)	—	—	1,509	5%
____________________________	10	2,576	$32,041	100%
(a) Includes the revenues of Kendall Manor which was sold in May 2021.
(b) Represents non-multi-family revenues

Future minimum rentals to be received pursuant to non-cancellable operating leases with terms in excess of one year, from a commercial property owned by the Company at December 31, 2021, are as follows (dollars in thousands):

Year Ending December 31,	Amount
2022	$1,185
2023	1,252
2024	953
2025	648
2026	648
Thereafter	865
Total	$5,551
Leases at the Company's multi-family properties are generally for a term of one year or less and are not reflected in this table.

NOTE 3—ACQUISITIONS, DISPOSITIONS AND IMPAIRMENT CHARGES
Acquisitions of Interests in Joint Ventures
In 2021, the Company purchased all of its partners' interests in three joint ventures. The Company determined that in each acquisition the gross assets acquired are concentrated in a single identifiable asset. Therefore, the transaction does not meet the definition of a business and is accounted for as an asset acquisition. The Company assessed the fair value of the tangible assets of the property as of the acquisitions dates using an income approach utilizing market capitalization rate of 4.75% which is a Level 3 unobservable input in the fair value hierarchy. The following table summarizes these purchases (dollars in thousands):

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021

NOTE 3—ACQUISITIONS, DISPOSITIONS AND IMPAIRMENT CHARGES

Location	Purchase Date	No. of Units	Interest Purchased	Purchase Price	Mortgage Debt Assumed/Acquired
Bells Bluff, Nashville, TN	8/18/2021	402	42.0%	$27,860	$52,000
Crestmont at Thornblade, Greenville, SC	10/1/2021	266	10.0%	1,600	26,425
Crossings of Bellevue, Nashville, TN	12/1/2021	300	20.0%	16,128	37,680
		968		$45,588	$116,105
The following table summarizes the purchase price allocation of the book values of those properties that are now wholly owned and is based on the proportionate share of the estimated fair value of the property on the acquisition date (dollars in thousands):

	Bells Bluff	Crestmont at Thornblade	Crossings of Bellevue	Total
Land	$6,172	$4,033	$9,679	$19,884
Building and Improvements	77,532	34,052	29,115	140,699
Total Land and building	$83,704	$38,085	$38,794	$160,583

Acquisition related lease intangibles	1,597	818	730	3,145
Total Assets	$85,301	$38,903	$39,524	$163,728

Acquisition related mortgage intangible	—	$2,641	—	$2,641

The unamortized balance of acquisition related lease intangibles, which is included in Other assets in the consolidated balance sheet, was $2,347,000 at December 31, 2021, and will be amortized within a one year period.
The unamortized balance of acquisition related mortgage intangible, which is included in mortgages payable in the consolidated balance sheet, was $2,582,000 at December 31, 2021 and will be amortized as follows (dollars in thousands):

Year Ending December 31,	Amount
2022	$365
2023	376
2024	386
2025	390
2026	395
Thereafter	670
Total	$2,582

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021

NOTE 3—ACQUISITIONS, DISPOSITIONS AND IMPAIRMENT CHARGES (Continued)
Property Dispositions
The tables below provide information regarding the Company's disposition of real estate properties during the year ended December 31, 2021 (dollars in thousands):

Location	Sale Date	No. of Units	Sales Price	Gain on Sale
Kendall Manor - Houston, TX	5/26/2021	272	$24,500	$7,279
New York, NY (1)	8/20/2021	1	545	414
		273	$25,045	$7,693
_______________________________________
(1) Reflects the sale of a cooperative apartment unit.
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

In the year ended December 31, 2021, the Company took an impairment charge of $520,000 related to its investment in OPOP Tower and OPOP Loft properties, St Louis, MO, as the carrying value exceeded the fair vale by that amount. The fair value is based upon the sale price at which the Company contracted to sell this joint venture interest. This investment was sold in 2021 and no further impairments were recorded.

In the year ended ended December 31, 2020, indicators of impairment were present on a 8.7 acre vacant land parcel located in South Daytona Beach, Florida. The Company had entered into a contract to sell this property at a sales price less than its carrying value and accordingly, the Company took an impairment charge related to this asset of $3,642,000, representing the excess of the carrying value over the fair value. This property was sold on February 2, 2022 and no further impairments were recorded.
NOTE 4—RESTRICTED CASH
Restricted cash represents funds for specific purposes and therefore are not generally available for general corporate purposes. As reflected on the consolidated balance sheets, restricted cash represents funds held by or on behalf of the Company specifically allocated for capital improvements at multi-family properties.

NOTE 5 - LEASES

Lessor Accounting

The Company owns one commercial rental property which is leased to two tenants under operating leases with current expirations ranging from 2024 to 2028, with options to extend or terminate the leases. Revenues from such leases are reported

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021

NOTE 5 - LEASES (Continued)

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

Lessee Accounting

The Company is a lessee under a ground lease in Yonkers, NY which is classified as an operating lease. The ground lease expires September 30, 2024 and provides for one 21-year renewal option. As of December 31, 2021, the remaining lease term, including the renewal option, is 23.8 years.

The Company is also a lessee under a corporate office lease in Great Neck, New York, which is classified as an operating lease. The lease expires on December 31, 2031 and provides a 5-year renewal option. As of December 31, 2021, the remaining lease term, including renewal options deemed exercised, is 15.0 years.

As of December 31, 2021, the Company's right-of-use ("ROU") assets and lease liabilities were $2,568,000 and $2,629,000, respectively and as of December 31, 2020, the Company's ROU assets and lease liabilities were $2,652,000 and $2,674,000, respectively. The ROU assets and lease liabilities are reported on the consolidated balance sheets in Other assets and Accounts payable and accrued liabilities, respectively.

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

As of December 31, 2021, the minimum future lease payments related to the operating ground and office leases are as follows (dollars in thousands):

Year Ending December 31,	Amount
2022	$232
2023	236
2024	243
2025	252
2026	257
Thereafter	3,502
Total undiscounted cash flows	$4,722
Present value discount	(2,093)
Lease liability	$2,629

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021

NOTE 6—INVESTMENT IN UNCONSOLIDATED VENTURES
At December 31, 2021, the Company owns interests in unconsolidated joint ventures that own 23 multi-family properties (the "Unconsolidated Properties"). The condensed balance sheet below presents information regarding such properties (dollars in thousands):

	December 31,
	2021	2020
ASSETS
Real estate properties, net of accumulated depreciation of $133,615 and $145,600	$734,247	$1,075,178
Cash and cash equivalents	13,741	16,939
Other Assets	25,535	29,392
Total Assets	$773,523	$1,121,509

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $3,423 and $5,537	$584,479	$829,646
Accounts payable and accrued liabilities	17,064	20,237
Total Liabilities	601,543	849,883
Commitments and contingencies
Equity:
Total unconsolidated joint venture equity	171,980	271,626
Total Liabilities and Equity	$773,523	$1,121,509

Company equity interest in all joint venture equity	$112,347	$169,474

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021

NOTE 6—INVESTMENT IN UNCONSOLIDATED VENTURES (Continued)
The condensed income statement below presents information regarding the Unconsolidated Properties (dollars in thousands):

	Year Ended December 31,
	2021	2020
Revenues:
Rental and other revenue	$121,906	$127,058
Total revenues	121,906	127,058

Expenses:
Real estate operating expenses	56,507	60,326
Interest expense	30,964	34,918
Depreciation	35,636	41,657
Total expenses	123,107	136,901
Total revenues less total expenses	(1,201)	(9,843)
Other equity earnings	54	117
Impairment of assets	(2,813)	—
Insurance recoveries	2,813	—
Gain on insurance recoveries	2,179	765
Gain on sale of real estate properties	83,984	—
Loss on extinguishment of debt	(9,401)	—
Net income (loss) from joint ventures	$75,615	$(8,961)

BRT equity in loss and equity in earnings from sale of unconsolidated joint venture properties	$30,774	$(6,024)
Acquisitions
In 2021, the Company did not make any acquisitions through unconsolidated joint ventures.
The table below provides information regarding the Company's property acquisition through an unconsolidated joint venture during the year ended December 31, 2020 (dollars in thousands):

Location	Purchase Date	No. of Units	Purchase Price	Acquisition Mortgage Debt	Initial BRT Equity	Ownership Percentage	Capitalized Property Acquisition Costs
Abbotts Run, Wilmington, NC	2/20/2020	264	$38,000	$23,160	$13,700	80%	$459

On March 10, 2022 we acquired for $3,500,000 a 17.45% interest in a planned 240-unit development property located in Johns Island, SC.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021

NOTE 6—INVESTMENT IN UNCONSOLIDATED VENTURES (Continued)
Dispositions
The table below provides information regarding the disposition of real estate properties by an unconsolidated joint venture in the year ended December 31, 2021 (dollars in thousands):

Location	Sale Date	No. of Units	Sales Price	BRT's Share of Gain on Sale	Partner's Share of Gain on Sale	BRT Share of Loss of Extinguishment of Debt
Avenue Apts,Ocoee, FL	7/20/2021	522	$107,661	$19,518	$20,150	$4,474
Parc at 980, Lawrenceville, GA	7/28/2021	586	118,250	15,464	28,852	107
		1,108	$225,911	$34,982	$49,002	$4,581

There were no sales of properties by unconsolidated joint ventures in the year ended December 31, 2020.
On February 8, 2022, the unconsolidated joint venture in which we have a 65% equity interest sold The Veranda at Shavano, a 288-unit multi-family property in San Antonio, Texas, for a sales price of $53,800,000. We estimate that the gain on the sale of this property will be approximately $23,700,000 and that our share of the gain, which will be recognized in the first quarter of 2022, will be approximately $12,700,000. This property was secured by $25,100,000 of mortgage debt with 1.4 years years of remaining term to maturity and bearing an interest rate of 3.61% which was repaid in connection with the sale.
The table below provides information regarding the sale of venture interests to our joint venture partners in the year ended December 31, 2021:

Location	Sale Date	No. of Units	Sales Price	BRT's Share of Gain on Sale
Anatole, Daytona Beach, FL	4/20/2021	208	$7,540	$2,244
OPOP Tower and Lofts, St. Louis, MO	11/4/2021	181	3,000	388
		389	$10,540	$2,632
There were no sales of interest in joint ventures in the year ended December 31, 2020.
Joint Venture Buyouts
In 2021, the Company purchased its venture partners' remaining interests in three joint ventures that own three properties and increased its ownership interest in a fourth joint venture that owns two properties. The operations and accounts of the three joint ventures which, as a result of such purchases, are wholly-owned by the Company are consolidated into the operations and accounts of the Company as of their respective acquisition dates. The table below provides information regarding these four acquisitions (dollars in thousands):

Location	Buyout Date	No. of Units	Percentage of Interest Purchased	Purchase Price	New Ownership Percentage	Mortgage Balance at Acquisition
Civic Center I/II, Southaven, MS	5/4/2021	776	14.7%	$6,031	74.7%	N/A
Bells Bluff, West Nashville, TN	8/18/2021	402	41.9%	27,860	100%	$52,000
Crestmont at Thornblade, Greenville, SC	10/1/2021	266	10.0%	1,600	100%	26,425
Crossings of Bellevue, Nashville, TN	12/1/2021	300	20.0%	16,128	100%	37,680
		1,744		$51,619		$116,105

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021

NOTE 7—REAL ESTATE PROPERTY HELD FOR SALE
In September 2020, the Company entered into a contract to sell a vacant parcel of land located in South Daytona Beach, FL for $4,700,000 with a net book value of $4,379,000. The buyer's right to terminate the contract expired on November 1, 2021. At December 31, 2021, the Company reclassified the net book value of the land as Real estate property held-for-sale in the accompanying balance sheet. The property was sold on February 2, 2022.

NOTE 8—DEBT OBLIGATIONS
Debt obligations consist of the following (dollars in thousands):

	December 31,
	2021	2020
Mortgages payable	$200,857	$130,997
Junior subordinated notes	37,400	37,400
Deferred loan costs	(1,277)	(880)
Total debt obligations	$236,980	$167,517

A summary of activity in property debt for the year ended December 31, 2021 is as follows (dollars in thousands):

Balance at December 31, 2020	$130,434
Acquisitions	116,105
Fair value adjustment upon consolidation	2,582
Debt payoff in conjunction with property sales	(14,260)
Debt Payoff	(31,879)
Principal Amortization	(2,688)
Changes in Deferred Fees	(417)
Balance at December 31, 2021	$199,877
At December 31, 2021, $200,857,000 of mortgage debt with a weighted average interest rate of 3.78% and a weighted average term to maturity of 10.1 years is outstanding on eight of the Company's multi-family properties. Scheduled principal repayments for the next five years and thereafter are as follows (dollars in thousands):

Year Ending December 31,	Scheduled Principal Payments
2022	$31,355
2023	1,679
2024	2,095
2025	17,467
2026	1,904
Thereafter	146,357
$200,857

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021

NOTE 8—DEBT OBLIGATIONS (Continued)
The Company incurred the following mortgage debt in connection with the purchase of its venture partners' interests in the year ended December 31, 2021 (dollars in thousands):

Location	Acquisition Date	Mortgage balance at acquisition		Interest Rate	Maturity Date
Bells Bluff - West Nashville, TN	8/18/2021	$52,000		3.48%	August 2041
Crestmont at Thornblade - Greenville, SC	10/1/2021	26,425	(a)	4.69%	November 2028
Crossings - Nashville, TN	12/1/2021	37,680		3.11%	December 2031
		$116,105
________________________________
(a) Debt assumed in connection with the purchase of the joint venture partner's remaining interest in the venture does not include purchase price allocation of
$2,642 related to this debt.

The Company paid off the following debt in the year ended December 31, 2021 (dollars in thousands):

	Mortgage Payoff	Interest Rate	Maturity Date	Prepayment Charges
Avalon - supplemental	$2,903	4.92%	3/1/2022	$29
Avondale Station	7,140	3.74%	12/1/2022	376
Avondale Station - supp1emental	6,866	5.53%	12/1/2022	277
Woodland Trails	14,025	4.36%	2/1/2022	140
RIPCO	945	5.25%	4/1/2022	—
Total debt paid	$31,879			$822
In connection with the pay off of the RIPCO debt, the Company terminated the interest rate swap associated with this debt.
The Company did not incur any debt in the year ended December 31, 2020.
Credit Facility
The Company entered into an amended and restated credit facility dated November 18, 2021 with an affiliate of Valley National Bank ("VNB"). The facility allows the Company to borrow, subject to compliance with borrowing base requirements and other conditions, up to $35,000,000 to facilitate the acquisition of multi-family properties, repay mortgage debt secured by multi family properties and for operating expense (i.e.,working capital (including dividend payments)); provided that no more than $15,000,000 may be used for operating expenses. The facility is secured by the cash available in certain cash accounts maintained by the Company at VNB and the Company's pledge of its interests in the entities that own the unencumbered properties used in calculating the borrowing base. The facility matures November 2024 and bears an adjustable interest rate of 25 basis points over the prime rate, with a floor of 3.50%. The interest rate in effect as of December 31, 2021 is 3.50%. There is an unused facility fee of 0.25% per annum on the total amount committed by VNB and unused by the Company. At December 31, 2021, the Company is in compliance in all material respects with its obligations under the facility.
At December 31, 2021 and 2020, there was no outstanding balance on the facility and $35,000,000 and $15,000,000, respectively, was available to be borrowed. Interest expense for the years ended December 31, 2021 and 2020, which includes amortization of deferred financing costs and unused fees, was $101,000 and $96,000, respectively. Deferred costs of $270,000 and $12,000 are recorded in other assets on the consolidated balance sheets at December 31, 2021 and 2020, respectively.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021

NOTE 8—DEBT OBLIGATIONS (Continued)
Junior Subordinated Notes
At December 31, 2021 and 2020, the outstanding principal balance of the Company's junior subordinated notes was $37,400,000 before deferred financing costs of $297,000 and $317,000, respectively. The interest rate on the outstanding balance resets quarterly and is based on three month LIBOR + 2.00%. The rate in effect at December 31, 2021 and 2020 was 2.13% and 2.21% respectively. The notes mature April 30, 2036.
The notes require interest only payments through the maturity date, at which time repayment of all outstanding principal and unpaid interest is due. Interest expense for the years ended December 31, 2021 and 2020, which includes amortization of deferred costs, was $845,000 and $1,119,000, respectively.

NOTE 9—INCOME TAXES
The Company elected to be taxed as a REIT pursuant to the Code. As a REIT, the Company is generally not subject to Federal income taxes at the corporate level if it distributes 100% of its REIT taxable income, as defined, to its stockholders. To maintain its REIT status, the Company must distribute at least 90% of its ordinary taxable income; however, if it does not distribute 100% of its taxable income, it will be taxed on undistributed income. There are a number of organizational and operational requirements the Company must meet to remain a REIT. If the Company fails to qualify as a REIT in any taxable year, its taxable income will be subject to Federal income tax at regular corporate tax rates and it may not be able to qualify as a REIT for four subsequent tax years. Even if it is qualified as a REIT, the Company is subject to certain state and local income taxes and to Federal income and excise taxes on undistributed taxable income. For income tax purposes, the Company reports on a calendar year basis. As of December 31, 2021, tax returns for the calendar years 2018 through 2020 remain subject to examination by the Internal Revenue Service and various state and local tax jurisdictions.
During the years ended December 31, 2021 and 2020, the Company recorded $206,000 and $248,000, respectively, of state franchise tax expense, net of refunds, relating to the 2021 and 2020 calendar years.
Earnings and profits, which determine the taxability of dividends to stockholders, differs from net income reported for financial statement purposes due to various items, including timing differences related to loan loss provisions, impairment charges, depreciation methods and carrying values.
At December 31, 2021, it is estimated the Company had a net operating loss carryforward of $26,500,000. These net operating losses may be available in future years to reduce taxable income when and if it is generated. These loss carryforwards no longer expire and are available to offset 100% of taxable income. Net operating losses generated in 2018 and thereafter will be available to offset 80% of taxable income.

NOTE 10—STOCKHOLDERS' EQUITY
Common Stock Dividend Distribution
During the years ended December 31, 2021 and 2020, the Company declared an aggregate of $0.90 and $0.88 per share in cash dividends, respectively.
Stock Based Compensation

In 2020, the Company's board of directors adopted and the stockholders' approved the 2020 Incentive Plan (the "2020 Plan"). This plan permits the Company to grant: (i) stock options, restricted stock, restricted stock units, performance shares awards and any one or more of the foregoing, up to a maximum of 1,000,000 shares; and (ii) cash settled dividend equivalent rights in tandem with the grant of restricted stock units and certain performance based awards.

Each of the Company's 2018 Incentive Plan (the "2018 Plan") and the Amended and Restated 2016 Incentive Plan (the "2016 Plan") authorized the Company to grant up to 600,000 shares of common stock pursuant to the same type of awards available under the 2020 Plan. No further awards may be granted pursuant to the 2018 Plan or the 2016 Plan, which are referred to collectively as the "Prior Plans."

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021

NOTE 10—STOCKHOLDERS' EQUITY (Continued)
Restricted Stock Units

In March 2021, pursuant to the 2020 Plan, the Company issued restricted stock units (the "RSUs") to acquire up to 210,375 shares of common stock. The RSUs entitle the recipients, subject to continued service through March 31, 2024 (the "Performance Period"), to receive in the aggregate (i) up to 93,500 shares (the "TSR Award") of common stock based on achieving, during the Performance Period, specified levels in compounded annual growth rate ("CAGR") in total stockholder return (“TSR”), and (ii) up to 93,500 shares of common stock based on achieving, during the Performance Period, specified levels in CAGR in adjusted funds from operations (the "AFFO Award"), in each case as determined pursuant to the performance agreement. In addition, up to 23,375 shares (the "Adjustment Award") may be added to or subtracted from the TSR Award, based on attaining or failing to attain, as the case may be, during the Performance Period, of CAGR in TSR relative to the CAGR in TSR for the REITs that comprise, with specified exceptions, the FTSE NAREIT Equity Apartment  Index. The recipients also receive dividend equivalent rights entitling them to receive cash dividends with respect to the shares of common stock underlying their RSUs as if the underlying shares were outstanding during the Performance Period, if, when, and to the extent, the related RSUs vest. The shares underlying the RSU's are not participating securities but are contingently issuable shares.
For the TSR Awards, a third party appraiser prepared a Monte Carlo simulation pricing model to assist management in determining fair value. In preparing its simulation, the appraiser assumed an estimated life of three years, a dividend rate of 4.93%, a risk free interest rate ranging from 0.02% to 0.34% and an expected price volatility ranging from 47.19% to 59.01%. For the AFFO Awards, fair value is based on the market value on the date of grant. Expense is not recognized on RSUs which the Company does not expect to vest because the performance conditions are not expected to be satisfied. Performance assumptions are re-evaluated quarterly. The total amount recorded at the grant date as deferred compensation with respect to the RSUs was $1,995,000.

In June 2016, the Company issued RSUs to acquire up to 450,000 shares shares of common stock, pursuant to the 2016 Plan. In 2021, it was determined that the market conditions with respect to 250,000 shares underlying RSU's issued under the 2016 Plan had been satisfied; such shares with an aggregate market value of $4,200,000 as of the measurement date, were issued and an aggregate of $775,000 of RSU dividend equivalents were paid. It was also determined that the performance conditions with respect to 200,000 shares underlying RSU's under the 2016 Plan had not been satisfied and accordingly, the 200,000 RSU's did not vest.

The Company recorded $620,000 and $140,000 of compensation expense related to the amortization of unearned compensation with respect to the RSUs in the year ended December 31, 2021 and 2020 respectively. At December 31, 2021 and 2020, $2,248,000 and $37,000 had been deferred as unearned compensation and is to be charged to expense over the balance of the applicable performance period.

Restricted Stock
In January 2021 and June 2021, the Company granted 156,774 shares and 160,000 shares, respectively, of restricted stock pursuant to the 2020 Plan. As of December 31, 2021, an aggregate of 922,619 shares of unvested restricted stock are outstanding pursuant to the Plan and the Prior Plans. The shares of restricted stock vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For financial statement purposes, the restricted stock is not included in the outstanding shares shown on the consolidated balance sheets until they vest, but are included in the basic and diluted earnings per share computation. During the years ended December 31, 2021 and 2020, the Company recorded $2,321,000 and $1,681,000, respectively, of compensation expense related to the amortization of unearned compensation with respect to the restricted stock awards. At December 31, 2021 and 2020, $7,332,000 and $4,411,000, respectively, has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods of these restricted stock awards. The weighted average vesting period of these restricted shares is 2.8 years. Subsequent to December 31, 2021, the Company granted 158,973 shares of restricted stock pursuant to the 2020 Plan. Changes in the number of restricted shares outstanding under the Company's equity incentive plans are shown below:

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021

NOTE 10—STOCKHOLDERS' EQUITY (Continued)

	Year Ended December 31,
	2021	2020
Outstanding at beginning of the year	744,145	725,296
Issued	316,774	158,299
Cancelled	(950)	—
Vested	(137,350)	(139,450)
Outstanding at the end of the year	922,619	744,145

The following table reflects the compensation expense recorded for all incentive plans (dollars in thousands):

	Year Ended December 31,
	2021	2020
Restricted stock grants	$2,321	$1,681
Restricted stock units	620	140
Total compensation	$2,941	$1,821

Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands):

	Year Ended December 31,
	2021	2020
Numerator for basic and diluted earnings per share:
Net income (loss)	$29,250	$(19,732)
Deduct (earnings) attributable to non-controlling interests	(136)	(130)
Deduct (earnings) loss allocated to unvested restricted stock	(1,412)	1,520
Net income (loss) available for common stockholders: basic and diluted	$27,702	$(18,342)

Denominator for basic earnings per share:
Weighted average number of common shares outstanding	17,017,690	17,115,697
Effect of dilutive securities:
RSUs (1)	66,952	—
Denominator for diluted earnings per share:
Weighted average number of shares	17,084,642	17,115,697

Earnings (loss) per common share, basic	$1.63	$(1.16)
Earnings (loss) per common share, diluted	$1.62	$(1.16)
_______________________________________
(1) For the year ended December 31, 2020, excludes the shares underlying RSUs as their effect would have been anti-dilutive.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021

NOTE 10—STOCKHOLDERS' EQUITY (Continued)
Equity Distribution Agreements
The following table reflects the sale of shares pursuant to the equity distribution agreements entered into on November 26, 2019, as amended, with three sales agents in an at-the-market offering (dollars in thousands):

	Number of Shares Sold	Average Price	Gross Proceeds	Commissions and Fees	Net Proceeds	Dollar Value of Shares Sold
Aggregate amount available under agreement						$30,000
2019	111,963	$18.06	$2,022	$31	$1,991	(2,022)
2020	694,298	$17.71	12,293	185	$12,108	(12,293)
2021	529,126	$18.47	9,772	147	$9,625	(9,772)
	1,335,387		$24,087	$363	$23,724
Remaining amount available under agreement:						$5,913
Subsequent to year end, the Company sold an additional 200,000 shares and received net proceeds of $2,173,000.

Stock Buyback
Effective as of October 1, 2019, the Board of Directors authorized the Company to purchase up to $5,000,000 of shares of common stock through September 30, 2021. During the year ended December 31, 2020, the Company repurchased 39,093 shares of common stock , at an average market price of $15.76 for an aggregate cost of $616,000. No other shares were repurchased under this authorization.
On September 13, 2021, the Board of Directors approved a stock purchase plan authorizing the Company, effective as of October 1, 2021, to repurchase up to $5,000,000 of shares of common stock through December 31, 2023. During the year ended December 31, 2021, the Company did not repurchase any shares of common stock.

NOTE 11—RELATED PARTY TRANSACTIONS
The Company has retained certain of its executive officers and Fredric H. Gould, a director, to provide, among other things, the following services: participating in the Company's multi-family property analysis and approval process ( which includes service on an investment committee), providing investment advice, long term planning and consulting with executives and employees with respect to other business matters, as required. The aggregate fees paid in 2021 and 2020 for these services were $1,398,000 and $1,398,000, respectively.
Management of certain properties owned by the Company and certain joint venture properties is provided by Majestic Property Management Corp. ("Majestic Property"), a company wholly owned by Fredric H. Gould, under renewable year-to-year agreements. Certain of the Company's officers and directors are also officers and directors of Majestic Property. Majestic Property provides real property management, real estate brokerage and construction supervision services to these properties. For the years ended December 31, 2021 and 2020, fees for these services were $31,000 and $32,000, respectively.
Pursuant to a shared services agreement between the Company and several affiliated entities, including Gould Investors L.P., the owner and operator of a diversified portfolio of real estate and other assets and One Liberty Properties, Inc., a NYSE listed equity REIT, the (i) services of the part time personnel that perform certain executive, administrative, legal, accounting and clerical functions and (ii) certain facilities and other resources, are provided to the Company. The allocation of expenses for the facilities, personnel and other resources shared by, among others, the Company and Gould Investors, is computed in accordance with such agreement and is included in general and administrative expense on the consolidated statements of operations. During the years ended December 31, 2021 and 2020 allocated general and administrative expenses reimbursed by the Company to Gould Investors pursuant to the shared services agreement aggregated $641,000 and $761,000, respectively. Fredric H. Gould is executive officer and sole stockholder of Georgetown Partners, LLC, the managing general partner of Gould Investors L.P.("Gould Investors"). Mr. Gould is also the vice chairman of the board of directors of One Liberty

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021

NOTE 11—RELATED PARTY TRANSACTIONS (Continued)
Properties and certain of the Company's officers and directors are also officers or directors of One Liberty Properties and Georgetown Partners. As of December 31, 2021 and 2020, $118,000 and $124,000, respectively, remains unpaid and is included in accounts payable and accrued liabilities on the consolidated balance sheets.
The Company obtains certain insurance in conjunction with Gould Investors and reimburses Gould Investors for the Company's share of the insurance cost. Insurance reimbursements to Gould Investors for the years ended December 31, 2021 and 2020 were $61,000 and $39,000, respectively.

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
Junior subordinated notes:   At December 31, 2021 and 2020, the estimated fair value of the Company's junior subordinated notes is less than their carrying value by approximately $8,296,000 and $8,670,000, respectively, based on market interest rates of 4.21% and 4.22%, respectively.
Mortgages payable:  At December 31, 2021, the estimated fair value of the Company's mortgages payable is less than their carrying value by approximately $511,000, assuming market interest rates between 3.12% and 3.87%. At December 31, 2020, the estimated fair value was greater than the carrying value by $3,831,000, assuming market interest rates between 2.87% and 3.28%. Market interest rates were determined using current financing transaction information provided by third party institutions.
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
At December 31, 2021, the Company had no financial assets or liabilities measured at fair value.
Set forth below is information regarding the Company's financial liabilities measured at fair value as of December 31, 2020 (dollars in thousands):

	Carrying and Fair Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Financial Liabilities:
Interest rate swap	$23	—	$23	—

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021

NOTE 12—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
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
Long-lived assets
The Company measures its real estate investments at fair value on a nonrecurring basis. During the year ended December 31, 2021, the fair value of the real estate investment was determined using the following input levels (dollars in thousands):

	Carrying and Fair Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Non-Financial Assets:
Investment in unconsolidated joint venture	$3,000	$—	$3,000	$—

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

Quantitative information about Level 2 measurements is as follows:

	Fair Value	Valuation Technique	Significant Unobservable Inputs
Non-Financial Assets: Long-Lived assets:
OPOP Tower and Lofts, St. Louis, MO	$3,000	Sales Contract	Sales Contract

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021

NOTE 12—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Quantitative information about Level 3 measurements is as follows:

	Fair Value	Valuation Technique	Significant Unobservable Inputs
Non-Financial Assets: Long-Lived assets:
Vacant land - South Daytona Beach, FL	$4,379	Discounted cash flow	Non-binding sales contract /Discount rate 12.5%

NOTE 13—COMMITMENT AND CONTINGENCIES
The Company maintains a non-contributory defined contribution pension plan covering eligible employees and officers. Contributions by the Company are made through a money purchase plan, based upon a percent of qualified employees' total salary as defined therein. Pension expense approximated $423,000 and $386,000 during the years ended December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, $23,000 and $186,000, respectively, remains unpaid and is included in accounts payable and accrued liabilities on the consolidated balance sheets.
At December 31, 2021, the Company is the carve-out guarantor with respect to mortgage debt in principal amount of $189,290,000 at seven multi-family properties.

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
As of December 31, 2021, the Company did not have any outstanding interest rate derivatives that was designated as a cash flow hedge of interest rate risk (dollars in thousands):
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
The table below presents the fair value of the Company's derivative financial instruments as well as its classification on the consolidated balance sheets as of the dates indicated (dollars in thousands):

Derivatives as of:
December 31, 2021		December 31, 2020
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Other Assets	$—	Other assets	$—
Accounts payable and accrued liabilities	$—	Accounts payable and accrued liabilities	$23

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021

NOTE 14—DERIVATIVE FINANCIAL INSTRUMENTS (Continued)
The following table presents the effect of the Company's derivative financial instrument on the consolidated statements of comprehensive income (loss) for the years ended December 31, 2021 and 2020 and (dollars in thousands):

	Year Ended December 31,
	2021	2020
Amount of loss recognized on derivative in Other Comprehensive Income	$(1)	$(27)
Amount of (loss) gain reclassified from Accumulated Other Comprehensive (loss) income into Interest Expense	$(12)	$(15)
Total amount of Interest expense presented in the Consolidated Statement of Operations	$6,757	$7,100

During the year ended December 31, 2021, the Company accelerated the reclassification of losses of $12,000 from other comprehensive income to earnings as a result of the hedged forecasted transaction becoming probable not to occur.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021

NOTE 15—QUARTERLY FINANCIAL DATA (Unaudited)

	2021
	1st Quarter Jan - March	2nd Quarter April - June	3rd Quarter July - September	4th Quarter Oct - Dec	Total For Year
Revenues:
Rental and other revenue	$7,095	$6,958	$7,709	$10,279	$32,041
Other income	4	3	5	4	16
Total revenues	7,099	6,961	7,714	10,283	32,057
Expenses:
Real estate operating expenses	3,117	3,166	3,404	4,515	14,202
Interest expense	1,660	1,609	1,535	1,953	6,757
General and administrative	3,114	3,154	3,114	3,239	12,621
Impairment charge	—	520	—	—	520
Depreciation	1,537	1,416	1,787	3,285	8,025
Total expenses	9,428	9,865	9,840	12,992	42,125
Total revenues less total expenses	(2,329)	(2,904)	(2,126)	(2,709)	(10,068)
Equity in loss of unconsolidated joint ventures	(1,345)	(492)	(4,196)	1,825	(4,208)
Equity in earnings from sale of unconsolidated joint venture properties	—	—	34,982	—	34,982
Gain on sale of real estate	—	7,279	414	—	7,693
Gain on sale of partnership interest		2,244	—	388	2,632
Loss on extinguishment of debt	—	—	(902)	(673)	(1,575)
Loss from continuing operations	(3,674)	6,127	28,172	(1,169)	29,456
Provision for taxes	57	67	31	51	206
(Loss) income from continuing operations, net of taxes	(3,731)	6,060	28,141	(1,220)	29,250
(Income) attributable to non-controlling interests	(34)	(33)	(35)	(34)	(136)
Net (loss) income attributable to common stockholders	$(3,765)	$6,027	$28,106	$(1,254)	29,114

Basic and diluted and per share amounts attributable to common stockholders
Basic (loss) income per share	$(0.22)	$0.34	$1.55	$(0.08)	$1.63
Diluted (loss) income per share	$(0.22)	$0.34	$1.54	$(0.08)	$1.62

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021

NOTE 15—QUARTERLY FINANCIAL DATA (Unaudited) (Continued)

	2020
	1st Quarter Jan - March	2nd Quarter April - June	3rd Quarter July - September	4th Quarter Oct - Dec	Total For Year
Revenues:
Rental and other revenue	$6,745	$6,657	$7,020	$7,029	$27,451
Other income	179	159	293	20	651
Total revenues	6,924	6,816	7,313	7,049	28,102
Expenses:
Real estate operating expenses	3,058	3,004	3,289	3,026	12,377
Interest expense	1,860	1,809	1,731	1,700	7,100
General and administrative	3,367	2,957	2,730	2,647	11,701
Impairment charge	—	—	3,642	—	3,642
Depreciation	1,561	1,809	1,777	1,595	6,742
Total expenses	9,846	9,579	13,169	8,968	41,562
Total revenues less total expenses	(2,922)	(2,763)	(5,856)	(1,919)	(13,460)
Equity in (loss) of unconsolidated joint ventures	(1,815)	(1,387)	(1,529)	(1,293)	(6,024)
Equity in earnings from sale of unconsolidated joint venture properties	—	—	—	—	—
Gain on sale of real estate	—	—	—	—	—
Loss on extinguishment of debt	—	—	—	—	—
Income (loss) from continuing operations	(4,737)	(4,150)	(7,385)	(3,212)	(19,484)
Provision for taxes	62	65	65	56	248
(Loss) income from continuing operations, net of taxes	(4,799)	(4,215)	(7,450)	(3,268)	(19,732)
Net (income) attributable to non-controlling interests	(32)	(31)	(34)	(33)	(130)
Net (loss) income attributable to common stockholders	$(4,831)	$(4,246)	$(7,484)	$(3,301)	(19,862)

Basic and diluted per share amounts attributable to common stockholders
Basic loss per share	$(0.29)	$(0.25)	$(0.44)	$(0.19)	$(1.16)
Diluted loss per share	$(0.29)	$(0.25)	$(0.44)	$(0.19)	$(1.16)

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021

NOTE 16—SUBSEQUENT EVENTS
Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of December 31, 2021 that warrant additional disclosure have been included in the notes to the consolidated financial statements.
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

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021

BRT APARTMENTS CORP. AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2021
(Dollars in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount At Which Carried at December 31, 2021						Depreciation Life
Description	Encumbrances	Land	Buildings and Improvements	Land	Improvements	Carrying Costs	Land	Buildings and Improvements	Total (a)	Accumulated Depreciation	Date of Construction	Date Acquired
Commercial
Yonkers, NY.	$—	—	$4,000	—	$320	—	—	$4,320	$4,320	$2,309	(b)	Aug-2000	39 years
South Daytona, FL.	—	$10,437	—	$49	—	—	$4,379	—	4,379	—	N/A	Feb-2008	N/A
Multi-Family Residential
North Charleston, SC	15,211	2,435	18,970	—	1,443	—	2,435	20,413	22,848	6,726	2010	Oct-2012	30 years
Decatur, GA	—	1,698	8,676	—	2,272	—	1,698	10,948	12,646	3,746	1954	Nov-2012	30 years
Columbus, OH	8,985	1,372	12,678	—	724	—	1,372	13,402	14,774	3,998	1999	Nov-2013	30 years
Pensacola, FL	14,558	2,758	25,192	—	1506	—	2,758	26,698	29,456	6,654	2008	Dec-2014	30 years
San Marcos, TX	16,560	2,303	17,605	—	114	—	2,303	17,719	20,022	1,748	2014	Oct-2019	30 years
LaGrange, GA	—	832	21,969	—	710	—	832	22,679	23,511	5,035	2009	Nov-15	30 years
Fredericksburg, VA	26,856	7,540	33,196	—	835	—	7,540	34,031	41,571	4,822	2005	Jul-18	30 years
Nashville, TN	52,000	6,172	77,532	—	190	—	6,172	77,722	83,894	1,009	2017	Sept -21	30 years
Greenville, SC	29,007	4,033	34,052	—	50	—	4,033	34,102	38,135	326	1998	Oct-21	30 years
Nashville, TN	37,680	9,679	29,114	—	47	—	9,679	29,161	38,840	94	1985	Dec-21	30 years
Total	$200,857	$49,259	$282,984	$49	$8,211	$—	$43,201	$291,195	$334,396	$36,467
`

Index
BRT REALTY TRUST AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2021
(Dollars in thousands)

Notes to the schedule:

(a)	Total real estate properties	$334,396
	Less: Accumulated depreciation	(36,467)
	Net real estate properties	$297,929
(b)	Information not readily obtainable.

A reconciliation of real estate properties is as follows:

	2021	2020
Balance at beginning of year	$160,192	$169,689
Additions:
Acquisitions	160,583	—
Capital improvements	1,308	887
	161,891	887
Deductions:
Sales	16,927	—
Depreciation	7,227	6,742
Impairment Charge	—	3,642
	24,154	10,384
Balance at end of year	$297,929	$160,192