Form 10-Q
period 2022-03-31
BRT Apartments Corp.
filed 2022-05-10
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

18,603,490 Shares of Common Stock,
par value $0.01 per share, outstanding on May 2, 2022

BRT APARTMENTS CORP. AND SUBSIDIARIES

Explanatory Note

Unless otherwise indicated or the context otherwise requires, all references to (i) “us”, “we”, “BRT” or the “Company” refer to BRT Apartments Corp. and its consolidated and unconsolidated subsidiaries; (ii) all interest rates give effect to the related interest rate derivative, if any; (iii) "acquisitions" include investments in and by unconsolidated joint ventures; (iv) references to the impact of the COVID-19 pandemic include the impact of the governmental and non-governmental responses thereto and the economic consequences thereof, and (v) "same store properties" refer to properties that we owned and operated for the entirety of the periods being compared, except for properties that are under construction, in lease-up, or are undergoing development or redevelopment. We move properties previously excluded from our same store portfolio (because they were under construction, in lease up or are in development or redevelopment) into the same store designation once they have stabilized (as described below) and such status has been reflected fully in all quarters during the applicable periods of comparison. Newly constructed, lease-up, development and redevelopment properties are deemed stabilized upon the earlier to occur of the first full calendar quarter beginning (a) 12 months after the property is fully completed and put in service and (b) attainment of at least 90% physical occupancy.

Part I ‑ FINANCIAL INFORMATION
Item 1. Financial Statements
BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	March 31, 2022	December 31, 2021
	(unaudited)	(audited)
ASSETS
Real estate properties, net of accumulated depreciation and amortization of $39,259 and $36,467	$328,334	$293,550
Investments in unconsolidated joint ventures	106,025	112,347
Cash and cash equivalents	29,688	32,339
Restricted cash	6,543	6,582
Other assets	12,410	10,341
Real estate property held for sale	—	4,379
Total Assets	$483,000	$459,538
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $1,297 and $980	$211,565	$199,877
Junior subordinated notes, net of deferred costs of $292 and $297	37,108	37,103
Accounts payable and accrued liabilities	20,125	19,607
Total Liabilities	268,798	256,587

Commitments and contingencies
Equity:
BRT Apartments Corp. stockholders' equity:
Preferred shares $0.01 par value 2,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized; 17,632 and 17,349 shares outstanding	176	173
Additional paid-in capital	262,170	258,161
Accumulated deficit	(48,175)	(55,378)
Total BRT Apartments Corp. stockholders’ equity	214,171	202,956
Non-controlling interest	31	(5)
Total Equity	214,202	202,951
Total Liabilities and Equity	$483,000	$459,538

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except shares and per share data)

	Three Months Ended March 31,
	2022	2021
Revenues:
Rental and other revenue from real estate properties	$11,430	$7,095
Other income	4	4
Total revenues	11,434	7,099
Expenses:
Real estate operating expenses - including $11 and $7 to related parties	4,753	3,117
Interest expense	2,021	1,660
General and administrative - including $246 and $172 to related parties	3,633	3,114
Depreciation and amortization	3,606	1,537
Total expenses	14,013	9,428
Total revenues less total expenses	(2,579)	(2,329)
Equity in earnings (loss) of unconsolidated joint ventures	1,230	(1,345)
Equity in earnings from sale of unconsolidated joint ventures properties	12,961	—
Gain on sale of real estate	6	—
Income (loss) from continuing operations	11,618	(3,674)
Income tax provision	74	57
Net income (loss) from continuing operations, net of taxes	11,544	(3,731)
Net income attributable to non-controlling interest	(36)	(34)
Net income (loss) attributable to common stockholders	$11,508	$(3,765)

Weighted average number of shares of common stock outstanding:
Basic	17,561,802	17,319,222
Diluted	17,654,349	17,319,222

Per share amounts attributable to common stockholders:
Basic and Diluted	$0.62	$(0.22)

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,

	2022	2021
Net income (loss)	$11,544	$(3,731)
Other comprehensive income :
Unrealized income on derivative instruments	—	5
Other comprehensive income	—	5
Comprehensive income (loss)	11,544	(3,726)
Comprehensive (income) attributable to non-controlling interests	(36)	(35)
Comprehensive income (loss) attributable to common stockholders	$11,508	$(3,761)

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) income	Accumulated Deficit	Non- Controlling Interest	Total
Balances, December 31, 2021	$173	$258,161	$—	$(55,378)	$(5)	$202,951
Distributions - common stock - $0.23 per share	—	—	—	(4,305)	—	(4,305)
Restricted stock and restricted stock units vesting	2	(2)	—	—	—	—
Compensation expense - restricted stock and restricted stock units	—	974	—	—	—	974
Shares issued through equity offering program, net	1	3,037	—	—	—	3,038
Net income	—	—	—	11,508	36	11,544
Other comprehensive income	—	—	—	—	—	—
Comprehensive income						11,544
Balances, March 31, 2022	$176	$262,170	$—	$(48,175)	$31	$214,202

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) income	Accumulated Deficit	Non- Controlling Interest	Total
Balances, December 31, 2020	$164	$245,605	$(19)	$(67,978)	$(84)	$177,688
Distributions - common stock - $0.22 per share	—	—	—	(4,011)	—	(4,011)
Restricted stock vesting	4	(4)	—	—	—	—
Compensation expense - restricted stock and restricted stock units	—	538	—	—	—	538
Net (loss) income	—	—	—	(3,765)	34	(3,731)
Other comprehensive income	—	—	4	—	1	5
Comprehensive loss						(3,726)
Balances, March 31, 2021	$168	$246,139	$(15)	$(75,754)	$(49)	$170,489

See accompanying notes to consolidated financial statements

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$11,544	$(3,731)
Adjustments to reconcile net income(loss) to net cash provided by operating activities:
Depreciation and amortization	3,606	1,537
Amortization of deferred financing costs	52	80
Amortization of debt fair value adjustment	(89)	—
Amortization of restricted stock and restricted stock units	974	538
Equity in earnings of unconsolidated joint ventures	(1,230)	1,345
Equity in earnings of sale of real estate of unconsolidated venture	(12,961)	—
Gain on sale of real estate	(6)	—
Increases and decreases from changes in other assets and liabilities:
(Increase) decrease in other assets	(1,071)	470
Decrease in accounts payable and accrued liabilities	(350)	(87)
Net cash provided by operating activities	469	152

Cash flows from investing activities:
Improvements to real estate properties	(802)	(223)
Purchase of investment in joint venture	(8,288)	—
Proceeds from the sale of real estate	4,385	—
Distributions from unconsolidated joint ventures	19,796	3,881
Contributions to unconsolidated joint ventures	(2,122)	—
Net cash provided by investing activities	12,969	3,658

Cash flows from financing activities:
Mortgage payoffs	(14,558)	—
Mortgage principal payments	(410)	(801)
Dividends paid	(4,198)	(3,777)
Proceeds from the sale of common stock	3,038	—
Net cash used in financing activities	(16,128)	(4,578)

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2022	2021
Net decrease in cash, cash equivalents and restricted cash:	(2,690)	(768)
Cash, cash equivalents and restricted cash at beginning of period	38,921	28,685
Cash, cash equivalents and restricted cash at end of period	$36,231	$27,917

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,021	$1,587
Cash paid for income taxes	$1	$6
Reclassification of property to held for sale	$—	$16,800

Consolidation on buyout of partnership interest:
Increase in real estate assets	$(36,802)
Increase in other assets	(1,784)
Increase in mortgage payable	27,062
Increase in deferred loan costs	(364)
Increase on accounts payable and accrued liabilities	761
Decrease in investment in unconsolidated joint ventures	2,839
	$(8,288)

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

	March 31,
	2022	2021
Cash and cash equivalents	$29,688	$19,406
Restricted cash	6,543	8,511
Total cash, cash equivalents and restricted cash, shown in consolidated statement of cash flows	$36,231	$27,917

BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2022

Note 1 – Organization and Background

BRT Apartments Corp. (the "Company" or "BRT"), a Maryland corporation, owns, operates and to a lesser extent develops multi-family properties. The Company conducts its operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes.
These multi-family properties may be wholly owned by us or by unconsolidated joint ventures in which the Company contributes a significant portion of the equity. At March 31, 2022, the Company: (a) wholly owns eleven multi-family properties located in seven states with an aggregate of 2,864 units, and a carrying value of $326,350,000; (b) has interests, through unconsolidated entities, in 21 multi-family properties located in eight states with an aggregate of 6,121 units with a carrying value of $103,917,000 and; (c) has a 17.45% interest in a development project with a carrying value of $2,122,000. BRT's equity interests in these unconsolidated entities range from 17.45% to 80%. Most of the Company's properties are located in the Southeast United States and Texas.

The Company also owns and operates various other real estate assets. At March 31, 2022, the carrying value of the other real estate assets was $1,984,000.

Note 2 – Basis of Preparation

The accompanying interim unaudited consolidated financial statements, reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for such interim periods. The results of operations for the three months ended March 31, 2022 and 2021, are not necessarily indicative of the results for the full year. The consolidated audited balance sheet as of December 31, 2021, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States ("GAAP"). Accordingly, these unaudited statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission ("SEC").
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

Note 3 - Equity

Equity Distribution Agreements

On March 18, 2022, the Company entered into separate equity distribution agreements with two sales agents to sell an aggregate sales price of up to $40,000,000 of its common stock from time-to-time in an at-the-market offering. Effective as of March 18, 2022, the Company terminated the equity distribution agreements dated November 26, 2019, as amended March 31, 2021. During the three months ended March 31, 2022, the Company sold 136,279 shares for an aggregate sales price of $3,081,825 before commissions and fees of $44,079. During the three months ended March 31, 2021, the Company did not sell shares.
Common Stock Dividend Distribution
The Company declared a quarterly cash distribution of $0.23 per share, payable on April 7, 2022 to stockholders of record on March 24, 2022.

Stock Based Compensation

The Company's 2020 Incentive Plan (the "2020 Plan") permits the Company to grant: (i) stock options, restricted stock, restricted stock units, performance shares awards and any one or more of the foregoing, for up to a maximum of 1,000,000 shares; and (ii) cash settled dividend equivalent rights in tandem with the grant of restricted stock units and certain performance based awards. As of March 31, 2022, 314,128 shares are available for issuance pursuant to awards under the 2020 Plan.

Restricted Stock Units
In June 2021, the Company issued restricted stock units (the "RSUs") to acquire up to 210,375 shares of common stock pursuant to the 2020 Plan. The RSUs entitled the recipients, subject to continued service through the applicable vesting date (i.e., March 31, 2024) to receive (i) the underlying shares if and to the extent certain performance and/or market conditions are satisfied at the vesting date, and (ii) an amount equal to the cash dividends that would have been paid from the grant date through the vesting date with respect to the shares of common stock underlying the RSUs if, when, and to the extent, the related RSUs vest. The shares underlying the RSUs are not participating securities but are contingently issuable shares.
Expense is recognized over the applicable vesting period on the RSUs which the Company expects to vest. For the three months ended March 31, 2022 and 2021, the Company recorded $250,000 and $37,000, respectively, of compensation expense related to the amortization of unearned compensation with respect to the RSUs. At March 31, 2022 and December 31, 2021, $1,997,000 and $2,248,000 of compensation expense, respectively, has been deferred and will be charged to expense over the remaining vesting period.
Restricted Stock
In January 2022, the Company granted 158,973 shares, of restricted stock pursuant to the 2020 Plan. As of March 31, 2022, an aggregate of 934,342 shares of unvested restricted stock are outstanding pursuant to the 2020 Incentive Plan and the 2018 Incentive Plan (the "2018 Plan"). No additional awards may be granted under the 2018 Plan. The shares of restricted stock vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For financial statement purposes, the restricted stock is not included in the outstanding shares shown on the consolidated balance sheets until they vest, but is included in the earnings per share computation.
For the three months ended March 31, 2022 and 2021, the Company recorded $724,000 and $501,000 respectively, of compensation expense related to the amortization of unearned compensation with respect to the restricted stock awards. At March 31, 2022 and December 31, 2021, $9,986,000 and $7,332,000, respectively, has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods of these restricted stock awards. The weighted average remaining vesting period of these shares of restricted stock is 3.1 years.
Stock Buyback
On September 13, 2021, the Board of Directors approved a new stock repurchase plan authorizing the Company, effective as of October 1, 2021, to repurchase up to $5,000,000 of shares of common stock through December 31, 2023. During the three months ended March 31, 2022, the Company did not repurchase any shares of common stock.

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
The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator for basic and diluted earnings per share:
Net Income (loss)	$11,544	$(3,731)
Deduct net income attributable to non-controlling interests	(36)	(34)
Deduct (earnings) loss allocated to unvested restricted stock	(574)	163
Net income (loss) available for common stockholders: basic and diluted	$10,934	$(3,602)

Denominator for basic earnings per share:
Weighted average number of common shares outstanding	17,561,802	17,319,222
Effect of dilutive securities:
RSUs	92,547	—	(1)
Denominator for diluted earnings per share:
Weighted average number of shares	17,654,349	17,319,222

Earnings (loss) per common share, basic	$0.62	$(0.22)
Earnings (loss) per common share, diluted	$0.62	$(0.22)
______________________
(1) Excludes the shares underlying RSU's as their effect would have been anti-dilutive.

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

Lessee Accounting

The Company is a lessee under a ground lease in Yonkers, NY which is classified as an operating lease. The ground lease expires September 30, 2024 and provides for one 21-year renewal option. As of March 31, 2022, the remaining lease term, including the renewal option deemed exercised, is 23.5 years.

The Company is a lessee under a corporate office lease in Great Neck, New York, which is classified as an operating lease. The lease expires on December 31, 2031 and provides a five-year renewal option. As of March 31, 2022, the remaining lease term, including renewal options deemed exercised, is 14.8 years.

As of March 31, 2022, the Company's Right of Use ("ROU") assets and lease liabilities were $2,518,000 and $2,589,000, respectively. As of December 31, 2021, the Company's ROU assets and lease liabilities were $2,568,000 and $2,629,000, respectively.

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

Note 5 ‑ Real Estate Properties

Real estate properties, excluding real estate held for sale, consists of the following (dollars in thousands):

	March 31, 2022	December 31, 2021
Land	$42,158	$38,822
Building	315,279	281,841
Building improvements	10,156	9,354
Real estate properties	367,593	330,017
Accumulated depreciation	(39,259)	(36,467)
Total real estate properties, net	$328,334	$293,550

A summary of real estate properties owned is as follows (dollars in thousands):

	December 31, 2021 Balance	Additions	Capitalized Costs and Improvements	Depreciation	Sale of Property	March 31, 2022 Balance
Multi-family	$291,538	$36,802	$802	$(2,792)	$—	$326,350
Land - Daytona, FL	4,379	—	—	—	(4,379)	—
Retail shopping center and other	2,012	—	—	(28)	—	1,984
Total real estate properties	$297,929	$36,802	$802	$(2,820)	$(4,379)	$328,334

Property Acquisition

On March 23, 2022, the Company completed the purchase of its partners' remaining 28.1% interest in Verandas at Alamo, San Antonio, TX, for a purchase price of $8,721,000. As a result of this purchase, this property is wholly-owned and effective March 23, 2022, is included in the Company's consolidated results of operations and accounts, including mortgage debt (see note 9 - "Debt Obligations").

The Company determined that the gross assets purchased in this acquisition are concentrated in a single identifiable asset. Therefore, the transaction does not meet the definition of a business and is accounted for as an asset acquisition. The Company assessed the fair value of the tangible assets of the property as of the acquisition date using the cost accumulation and income approach which utilized a market capitalization rate of 4.5% which is a Level 3 unobservable input in the fair value hierarchy.

The following table summarizes the allocation of the book value based on the proportionate share of the estimated fair value of the property on the acquisition date (dollars in thousands):

Purchase Price Allocation
Land	$3,336
Building and improvements	33,404
Total land and buildings	36,740

Acquisition related intangible assets	797
Total Asset	$37,537

Acquisition related mortgage intangible	$62

Property Disposition
On February 2, 2022 the Company sold a vacant land parcel located in Daytona, Florida for a sales price of $4,700,000, and, after closing costs, recognized a nominal gain. In 2020, we recognized an impairment charge of $3,600,000 in connection with this property. At December 31, 2021, this property was classified as held-for-sale.

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

For the three months ended March 31, 2022 and 2021, the Company did not record any impairment charges.
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

Note 8 – Investment in Unconsolidated Ventures

At March 31, 2022 and December 31, 2021, the Company held interests in unconsolidated joint ventures that own 21 and 23 multi-family properties (the "Unconsolidated Properties"), respectively. The condensed balance sheets below present information regarding such properties (dollars in thousands):

	March 31, 2022	December 31, 2021
ASSETS
Real estate properties, net of accumulated depreciation of $125,930 and $133,615	$675,246	$734,247
Cash and cash equivalents	11,567	13,741
Other assets	25,944	25,535
Total Assets	$712,757	$773,523

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $3,244 and $3,423	$531,246	$584,479
Accounts payable and accrued liabilities	10,266	17,064
Total Liabilities	541,512	601,543
Commitments and contingencies
Equity:
Total unconsolidated joint venture equity	171,245	171,980
Total Liabilities and Equity	$712,757	$773,523

BRT's interest in joint venture equity	$106,025	$112,347

At the indicated dates, real estate properties of the unconsolidated joint ventures consist of the following (dollars in thousands):

	March 31, 2022	December 31, 2021
Land	$92,378	$97,230
Building	678,140	739,577
Building improvements	30,658	31,055
Real estate properties	801,176	867,862
Accumulated depreciation	(125,930)	(133,615)
Total real estate properties, net	$675,246	$734,247

At March 31, 2022 and December 31, 2021, the weighted average interest rate on the mortgages payable is 4.07% and 3.97%, respectively, and the weighted average remaining term to maturity is 7.64 years and 7.60 years , respectively.

The condensed income statement below presents information regarding the Unconsolidated Properties (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Revenues:
Rental and other revenue	$25,231	$32,672
Total revenues	25,231	32,672

Expenses:
Real estate operating expenses	11,169	15,703
Interest expense	6,026	8,522
Depreciation	6,636	10,385
Total expenses	23,831	34,610
Total revenues less total expenses	1,400	(1,938)
Other equity earnings	55	9
Impairment of assets	—	(2,323)
Insurance recoveries	—	2,323
Gain on insurance recoveries	515	—
Gain on sale of real estate	23,652	—
Loss on extinguishment of debt	(30)	—
Net income (loss) from joint ventures	$25,592	$(1,929)

BRT's equity in earnings (loss) and equity in earnings from sale of unconsolidated joint venture properties	$14,191	$(1,345)
Joint Venture Sales
On February 8, 2022, the unconsolidated joint venture in which the Company had a 65% equity interest sold The Verandas at Shavano, a 288-unit multi-family property in San Antonio, TX, for a sales price of $53,750,000. The gain on the sale of this property was $23,652,000 and BRT's share of the gain was $12,961,000. In connection with the sale, mortgage debt of $25,100,000 with 1.2 years of remaining term to maturity and bearing an interest rate of 3.61% was repaid.
Subsequent to March 31, 2022, the unconsolidated joint ventures in which the Company has a (i) 75% equity interest entered into a contract dated as of April 16, 2022 to sell Retreat at Cinco Ranch, a 268-unit multi family property in San Antonio, TX for $68,500,000 and (ii) 65% equity interest entered into a contract dated as of May 3, 2022 to sell The Vive, a 312-unit multi-family property in Kannapolis, NC for $92,000,000. The completion of these two sales are subject to the satisfaction of customary closing conditions and are not contingent upon the closing of one-another; it is anticipated that such sales will be completed during the quarter ending June 30, 2022.
Joint Venture Acquisitions
On March 10, 2022, the Company purchased a 17.45% interest in a planned 240-unit development property, Stono Oaks, located in Johns Island, SC. The purchase price for the interest, was $3,500,000, which includes $2,122,000 held in escrow at March 31, 2022.
Joint Venture Buyouts
On March 23, 2022, the Company completed its acquisition of the remaining 28.1% interest owned by its joint venture partner in the entity that owns Verandas at Alamo, a 288-unit multi-family property located in San Antonio, TX. The purchase price for the interest was $8,721,000. As a result of this purchase, Verandas at Alamo, effective as of the purchase date, is wholly-owned, and its operations and accounts are consolidated, including mortgage debt (see note 9 - "Debt Obligations").
Subsequent to March 31, 2022, the Company completed its acquisition of the remaining 21.6% interest owned by its joint venture partner in the entity that owns Vanguard Heights, a 174-unit multi-family property located in Creve Coeur, MO. The purchase price for the interest was $4,800,000. As a result of this purchase, Vanguard Heights, effective as of the purchase date, is wholly-owned and its operations and accounts will be consolidated, including mortgage debt in principal amount of $29,700,000 with an interest rate of 4.41% (interest only until July 2025) and maturing in July 2031.

Note 9 – Debt Obligations

Debt obligations consist of the following (dollars in thousands):

	March 31, 2022	December 31, 2021
Mortgages payable	$212,862	$200,857
Junior subordinated notes	37,400	37,400
Deferred financing costs	(1,589)	(1,277)
Total debt obligations, net of deferred costs	$248,673	$236,980

Mortgages Payable

At March 31, 2022, the weighted average interest rate on the Company's mortgage payables was 3.73% and the weighted average remaining term to maturity is 10.2 years. For the three months ended March 31, 2022 and 2021, interest expense, which includes amortization of deferred financing costs, was $1,763,000 and $1,430,000, respectively.

During the three months ended March 31, 2022, the Company paid off mortgage debt of $14,558,000 on a property.

On March 23, 2022, as a result of the purchase of its partners' remaining interests in Verandas at Alamo - San Antonio, TX, mortgage debt in principal amount of $27,000,000 with a fixed rate (i.e., 3.64% and interest only until October 2024 and a maturity of December 2029) will be included on the Company's consolidated balance sheet.

On April 7, 2022, as a result of the purchase of its partners' remaining interests in Vanguard Heights - Creve Coeur, MO, mortgage debt in principal amount of $29,700,000 with a fixed rate (i.e., 4.41% and interest only for until July 2025 and a maturity of July 2031) will be included on the Company's consolidated balance sheet.

Credit Facility
The Company's amended and restated credit facility dated November 18, 2021 with an affiliate of Valley National Bank ("VNB") allows the Company to borrow, subject to compliance with borrowing base requirements and other conditions, up to $35,000,000 to facilitate the acquisition of multi-family properties, repay mortgage debt secured by multi family properties and for operating expense (i.e.,working capital (including dividend payments)); provided that no more than $15,000,000 may be used for operating expenses. The facility is secured by the cash available in certain cash accounts maintained by the Company at VNB, matures November 2024 and bears an adjustable interest rate of 25 basis points over the prime rate, with a floor of 3.5%. The interest rate in effect as of March 31, 2022 is 3.75%. There is an unused facility fee of 0.25% per annum on the total amount committed by Valley National Bank and unused by the Company. At March 31, 2022, the Company is in compliance with all material respects with its obligations under the facility.

At March 31, 2022 and December 31, 2021, there was no outstanding balance on the facility and $35,000,000 was available to be borrowed in both periods. Interest expense for the three months ended March 31, 2022 and 2021, which includes amortization of deferred financing costs and unused fees, was $45,000 and $17,000, respectively. Deferred financing costs of $247,000 and $270,000, are recorded in other assets on the Consolidated balance sheets at March 31, 2022 and December 31, 2021, respectively.

Junior Subordinated Notes

At March 31, 2022 and December 31, 2021, the outstanding principal balance of the Company's junior subordinated notes was $37,400,000, before deferred financing costs of $292,000 and $297,000, respectively. The interest rate on the outstanding balance resets quarterly and is based on three months LIBOR + 2.00%. The rate in effect at March 31, 2022 and 2021 was 2.30% and 2.21%, respectively. The notes mature April 30, 2036.

The junior subordinated notes require interest only payments through the maturity date of April 30, 2036, at which time repayment of the outstanding principal and unpaid interest become due. Interest expense for the three months ended March 31, 2022 and 2021, which includes amortization of deferred financing costs, was $212,000 and $214,000, respectively.

Note 10 – Related Party Transactions

The Company has retained certain of its executive officers and Fredric H. Gould, a director, among other things, to participate in the Company's multi-family property analysis and approval process (which includes service on an investment committee), provide investment advice, and provide long-term planning and consulting with executives and employees with respect to other business matters, as required. The aggregate fees incurred for these services in each of the three months ended March 31, 2022 and 2021 were $367,000 and $350,000 , respectively.

Management of certain properties owned by the Company and certain joint venture properties is provided by Majestic Property Management Corp. ("Majestic Property"), a company wholly owned by Fredric H. Gould. Certain of the Company's officers and directors are also officers and directors of Majestic Property. Majestic Property may also provide real estate brokerage and construction supervision services to these properties. These fees amounted to $11,000 and $7,000 for the three months ended March 31, 2022 and 2021, respectively.

Pursuant to a shared services agreement between the Company and several affiliated entities, including Gould Investors
L.P. ("Gould Investors"), the owner and operator of a diversified portfolio of real estate and other assets, and One Liberty Properties, Inc., a NYSE listed equity REIT, the (i) services of the part- time personnel that perform certain executive, administrative, legal, accounting and clerical functions and (ii) certain facilities and other resources, are provided to the Company. The allocation of expenses for the facilities, personnel and other resources shared by, among others, the Company and Gould Investors, is computed in accordance with such agreement and is included in general and administrative expense on the consolidated statements of operations. During the three months ended March 31, 2022 and 2021, allocated general and administrative expenses reimbursed by the Company to Gould Investors pursuant to the shared services agreement aggregated $246,000 and $172,000, respectively. Jeffrey A. Gould and Matthew J. Gould, executive officers and directors of the Company are executive officers of Georgetown Partners, LLC, the managing general partner of Gould Investors.

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

Junior subordinated notes: At March 31, 2022 and December 31, 2021, the estimated fair value of the notes is lower than their carrying value by approximately $8,150,000 and $8,296,000, respectively, based on a market interest rate of 4.30% and 4.21%, respectively.

Mortgages payable: At March 31, 2022, the estimated fair value of the Company’s mortgages payable is lower than their carrying value by approximately $36,739,000, assuming market interest rates between 3.92% and 4.67%. At December 31, 2021, the estimated fair value of the Company's mortgages payable was greater than their carrying value by approximately $511,000, assuming market interest rates between 3.12% and 3.87%. Market interest rates were determined using rates which the Company believes reflects institutional lender yield requirements at the balance sheet dates.

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

As of March 31, 2022 and December 31, 2021, the Company did not have any outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.

The following table presents the effect of the Company’s interest rate swaps on the consolidated statements of comprehensive income (loss) for the dates indicated (dollars in thousands):

Three Months Ended March 31,
2021
Amount of (loss) gain recognized on derivative in Other Comprehensive Income	$—
Amount of (loss) gain reclassified from Accumulated Other Comprehensive Income into Interest expense	$(5)
Total amount of Interest expense presented in the Consolidated Statements of Operations	$1,660

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

Note 14 – Subsequent Events
Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of March 31, 2022, that warrant additional disclosure, have been included in the notes to the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the "Quarterly Report"), together with other statements and information publicly disseminated by us, contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. Forward looking statements are generally identifiable by use of words such as "may," "will," "will likely result," "shall," "should," "could," "believe," "expect," "intend," "anticipate," "estimate," "project," "apparent," "experiencing," or similar expressions or variations thereof.

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
•creditworthiness of tenants;
•our ability to successfully evaluate, finance, complete and integrate acquisitions, including the acquisitions of the interests of our joint venture partners in unconsolidated subsidiaries;
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
•the other factors described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021 (the "Annual Report"), including those factors set forth under the sections of such reports, as applicable, entitled "Cautionary Statement Regarding Forward-Looking Statements," "Risk Factors," "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations".
We caution you not to rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control, and which could materially affect actual results, performance or achievements. Except to the extent otherwise required by applicable law or regulation, we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date of the filing of this Quarterly Report or to reflect the occurrence of unanticipated events.

Overview
We are an internally managed real estate investment trust, also known as a REIT, that is focused on the ownership, operation and, to a lesser extent, development of multi-family properties. These properties may be wholly owned or by unconsolidated joint ventures in which we generally contribute a significant portion of the equity. At March 31, 2022, we: (i) wholly-own eleven multi-family with an aggregate of 2,864 units and a carrying value of $326.3 million; (ii) have ownership interests, through unconsolidated entities, in 21 multi-family properties with 6,121 units and a carrying value of $103.9 million; and (iii) have a 17.45% interest in a 240-unit multi-family development property with a carrying value of $2.1 million

(excluding $1.4 million held in escrow). The 33 properties are located in 11 states; most of the properties are located in the Southeast United States and Texas. See "-Off Balance Sheet Arrangements" for information regarding the contributions to, and our reliance on, the cash flow and liquidity provided by the properties owned by our unconsolidated subsidiaries.
Challenges and Uncertainties Presented by COVID-19
The pandemic did not have a direct material adverse effect on our financial condition and results of operations; however, there were some direct negative effects (e.g., we were more conservative in raising rents, pursuing acquisitions and in implementing our value add program, all of which, if more aggressively pursued, may have allowed us to generate additional income). The impact of the pandemic on our business, financial condition, liquidity, results of operations and prospects will depend on future developments, which are highly uncertain and cannot be predicted with confidence.
Buyout of Interests in Joint Ventures
As disclosed in our Annual Report, our acquisition efforts in 2022 are focused on purchasing the remaining interests of our joint venture partners in joint ventures that own multifamily properties. We refer to such purchases as the “Partner Buyouts”. After a Partner Buyout is completed, such multifamily property will be wholly owned and the accounts and operations of such property will be included in our consolidated balance sheet and statements of operations, respectively, as of the date of completion of such purchase. We anticipate that our assets, liabilities, revenues and expenses will increase significantly as a result of these Partner Buyouts.

Due to the timing that contemplates that the sales of Retreat at Cinco Ranch and The Vive (the "Cinco/Vive Sales") described below ("-Property Dispositions - Dispositions of Joint Venture Properties - Contracts to Dispose of Joint Venture Properties") will be completed before all the Partner Buyouts described below (i.e., the Partner Buyouts completed or to be completed after March 31, 2022) are completed, and after giving effect to the Shavano Sale (as described below), it is expected that there may be a slight decline in operating results in the quarter ending June 30, 2022, and that after the Cinco/Vive Sales and the Partner Buyouts described below are completed, such transactions will not have a material impact in the short-term on our net income, funds from operations or adjusted funds from operations. After giving effect to the Cinco/Vive Sales and the Partner Buyouts described below, our consolidated balance sheet will include an additional (i) $217.4 million of mortgage debt with a weighted average remaining term to maturity of 6.5 years and a weighted average interest rate of 4.24 % and (ii) $302.2 million of real estate assets.

Completed Purchases of the Remaining Interests of Joint Venture Partners

During the Three Months Ended March 31, 2022
On March 23, 2022, we completed the acquisition of the remaining 28.1% interest owned by our joint venture partners in the entity that owns Verandas at Alamo Ranch, a 288-unit multi-family property located in San Antonio, TX. The purchase price for the interest, which gives effect to the cost of purchasing the promote interest (as described under "-Contracts to Purchase the Remaining Interests of Joint Venture Partners") of our joint venture partner, was $8.7 million. As a result, this property is wholly-owned and effective March 23, 2022, is included in our consolidated operations and accounts, including mortgage debt in principal amount of $27 million with an interest rate of 3.64% and maturing in December 2029. We anticipate that in the quarter ending June 30, 2022, this property will generate approximately $1.2 million of rental revenues, $579,000 of real estate operating expenses, $258,000 of interest expense and $518,000 of depreciation. For the quarter ended March 31, 2022, the average occupancy rate at this property was 94.7% and the average monthly rental rate was $1,206.
Subsequent to the Three Months Ended March 31, 2022
On April 7, 2022, we acquired the remaining 21.6% interest owned by our joint venture partners in the entity that owns Vanguard Heights, a 174-unit multi-family property located in Creve Couer, MO. The purchase price for the interest, which gives effect to the cost of purchasing the promote interest of our joint venture partner, was $4.8 million. As a result, this property is wholly-owned by us and effective April 7, 2022, is included in our consolidated operations and accounts, including mortgage debt of $29.7 million with an interest rate of 4.41% and maturing in July 2031. We anticipate that in the quarter ending June 30, 2022, this property will generate approximately $900,000 of rental revenues, $367,000 of real estate operating expenses, $337,000 of interest expense and $495,000 of depreciation. For the quarter ended March 31, 2022, the average occupancy rate at this property was 93.1% and the average monthly rental rate was $1,569.

Contracts to Purchase the Remaining Interests of Joint Venture Partners in Nine Unconsolidated Ventures
From February 17, 2022 through April 6, 2022, we entered into agreements to acquire the remaining interests of our joint venture partners in the unconsolidated joint ventures that own the properties identified below. It is anticipated that these transactions, subject to the satisfaction of customary closing conditions, including the approval of the holders of the applicable mortgage debt, will be completed by August 1, 2022. Except as otherwise indicated, the mortgage debt reflected is currently on the property and after the completion of the applicable acquisition, will be included in our consolidated balance sheet (dollars in thousands):

Date of Agreement	Property Name	Location	Units	Remaining Interest to be Purchased	Book Value of Property at 3/31/22	Purchase Price (1)	Estimated Amount of Debt to be Included on our Consolidated Balance Sheet
February 2022	Jackson Square	Tallahassee, FL	242	20%	$25,102	$6,220	$21,524
February 2022	Grove at River Place	Macon, GA	240	20%	12,829	7,485	11,481
February 2022	The Woodland Apartments	Boerne, TX	120	20%	11,394	3,550	7,935
March 2022	Brixworth at Bridge Street	Huntsville, AL	208	20%	11,844	10,851	18,500	(2)
April 2022	Abbotts Run	Willmington, NC	264	20%	37,552	8,560	23,160
April 2022	Civic Center I (3)	Southaven, MS	392	25%	30,831	18,063	27,544
April 2022	Civic Center II (3)	Southaven, MS	384	25%	32,725	17,694	30,288
April 2022	Magnolia Pointe at Madison	Madison, AL	204	20%	18,474	7,132	15,000
April 2022	Somerset at Trussville	Birmingham, AL	328	20%	40,300	9,785	32,250
		Total	2,382		$221,051	$89,340	$187,682
____________________
(1) The purchase (i) price gives effect to the purchase of the "promote interest" (as more fully described in the Annual Report) of our joint venture partners and
(ii) is subject to customary closing and similar adjustments.
(2) The current mortgage debt of $11,184 is to be refinanced with approximately $18,500 of new ten-year mortgage debt with an anticipated interest rate of
4.25% (the "New Mortgage Debt").
(3) The completion of the sale of each of Civic Center I and Civic Center II is conditioned upon the closing of one another. The purchase price reflected for each represents an allocation of the total purchase price based on number of units.

To fund these purchases, we anticipate using our available cash, a portion of the proceeds from the Cinco/Vive Sales, a portion of the proceeds of the New Mortgage Debt, funds from our at-the-market equity offering program and, funds from our credit facility. After a purchase is completed, such property will be wholly-owned and the accounts (i.e., the assets and liabilities), and operations of such property will be included directly, from the date of such purchase, in our consolidated balance sheets and consolidated statement of operations, respectively.

Property Dispositions

Dispositions of Joint Venture Properties
Completed Dispositions
On February 8, 2022, the unconsolidated joint venture which owned Verandas At Shavano, a 288-unit multi-family property in which we had a 65% interest, sold the property for $53.8 million and recognized a gain on the sale of this property of $23.7 million (the "Shavano Sale"). As a result of the sale, we recorded a gain of $13.0 million. The mortgage debt secured by this property and paid-off in connection with the sale was in principal amount of $25.1 million, had an interest rate of 3.61% and was scheduled to mature in May 2023. During 2021, this property contributed $526,000 of equity in earnings of unconsolidated joint ventures.
Contracts to Dispose of Joint Venture Properties
In April 2022, the unconsolidated joint venture that owns Retreat at Cinco Ranch, located in Katy, Texas, in which we hold a 75% equity interest, entered into an agreement to sell the property for $68.5 million. This property, which as of March 31, 2022, had mortgage debt of $30.2 million, with a remaining term to maturity of 3.8 years and an interest rate of 4.44%, contributed $336,000 of equity in loss of unconsolidated joint ventures in 2021. We anticipate that our share of the gain, after giving effect to our approximate $1.1 million share of the mortgage prepayment charge, will be approximately $16.4 million.

In May 2022, the unconsolidated joint venture that owns The Vive, a 312-unit multi-family property located in Kannapolis, NC, in which we hold a 65% equity interest, entered into an agreement to sell the property for $92.0 million. This property, which as of March 31, 2022, had mortgage debt of $31.6 million, with a remaining term to maturity of 30 years and an interest rate of 3.52%, contributed $77,000 of equity in earnings of unconsolidated joint ventures in 2021. We anticipate that our share of the gain, after giving effect to our approximate $738,000 share of the mortgage prepayment charge, will be approximately $21.5 million.
We anticipate that the Cinco/Vive Sales will be completed, subject to the satisfaction of customary closing conditions, during the quarter ending June 30, 2022.
Sale of Vacant Land Parcel
On February 2, 2022, we completed the sale of a vacant land parcel located in Daytona, Florida for a sales price of $4.7 million, and, after closing costs, recognized a nominal gain. In 2020, we recognized an impairment charge of $3.6 million in connection with this property. At December 31, 2021, this property was classified as held-for-sale.

Other Activities During the Three Months Ended March 31, 2022
Investment in Multi-Family Development Project
On March 10, 2022, we purchased a 17.45% interest in Stono Oaks, a planned 240-unit ground-up multi-family development, located in Johns Island, SC. The purchase price for the interest was $3.5 million, including $1.4 million held in escrow. We anticipate that this project will be completed in the fourth quarter of 2023.
Debt Reduction
In addition to the debt pay-offs described in "-Completed Purchases of the Remaining Interests of Joint Venture Partner" in connection with property dispositions, we paid-off, one month prior to its maturity, mortgage debt of $14.6 million bearing an interest rate of 4.29% on the Avalon Apartments-Pensacola, FL (the "Avalon Debt").

Sale of Common Stock Pursuant to the ATM Program

We sold 136,279 shares pursuant to our ATM sales program at an average price of $22.61 per share. Net proceeds after commissions and fees was $3.0 million.

Results of Operations – Three months ended March 31, 2022 compared to three months ended March 31, 2021.
As used herein, the term "same store properties" refers to operating properties that were owned for the entirety of the periods presented. For the three months ended March 31, 2022 and 2021, there were seven same store properties in our consolidated portfolio.

Revenues

The following table compares our revenues for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands):	2022	2021	Increase (Decrease)	% Change
Rental and other revenue from real estate properties	$11,430	$7,095	$4,335	61.1
Other income	4	4	—	—
Total revenues	$11,434	$7,099	$4,335	61.1

Rental and other revenue from real estate properties

The increase is due to the following changes:

•$4.4 million due to the Partner Buyouts at four properties(i.e., primarily Bells Bluff, Crestmont at Thornblade, Crossings of Bellevue in 2021 and, to a lesser extent, Verandas at Alamo Ranch in February 2022 (collectively, the “Consolidating Transactions”)); and
•$614,000 primarily due to an increase in average rental rates at same store properties.

Offsetting the increase is a $739,000 decrease due to the sale of the Kendall Manor property in May 2021 (the "Kendall Sale").

Expenses

The following table compares our expenses for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021	Increase (Decrease)	% Change
Real estate operating expenses	$4,753	$3,117	$1,636	52.5
Interest expense	2,021	1,660	361	21.7
General and administrative	3,633	3,114	519	16.7
Depreciation and amortization	3,606	1,537	2,069	134.6
Total expenses	$14,013	$9,428	$4,585	48.6

Real estate operating expense.

The increase is due primarily to:

•the inclusion of $1.9 million relating to the Consolidating Transactions; and
•$224,000 at same store properties due to increases across most expense categories.

The increase was offset by a decline of $456,000 due to the Kendall Sale.

Interest expense.

The change is due to a $1.0 million increase from the inclusion of interest expense related to the Consolidating Transactions. This was offset by a $664,000 decrease due to the payoff of $31.9 million of mortgage debt in 2021 and, to a lesser extent, the payoff of the Avalon Debt in the current period. See Item 3 "Quantitative and Qualitative Disclosures About Market Risks" for information regarding the impact of changing interest rates on our floating rate junior subordinated notes.

General and administrative.

The increase is due primarily to a $436,000 increase in non-cash compensation expense including increased amortization of:
•$213,000 relating to the grant of performance and market based restricted stock units (the "RSUs") in June 2021;
•$130,000 with respect to restricted stock granted in June 2021; and
•$93,000 due to the restricted stock granted in January 2021 (as a result of the higher fair value of the shares granted in in 2021 in comparison to the restricted stock granted in 2016).

Depreciation and amortization
The increase is due primarily to the inclusion of $2.2 million of such expense from the Consolidating Transactions.

Unconsolidated Joint Ventures - Results of Operations

Equity in earnings (loss) of unconsolidated joint ventures.
The table below reflects the condensed income statements of our Unconsolidated Properties. In accordance with US generally accepted accounting principles, each of the line items in the chart below (other than equity in income (loss) of unconsolidated joint ventures) is presented as if these properties are wholly owned by us although our equity interests in these properties ranges from 17.45% to 80% (see note 8 of our consolidated financial statements) (dollars in thousands):

	Three Months Ended March 31,
	2022	2021	Increase (Decrease)	% change
Rental and other revenues from unconsolidated joint ventures	$25,231	$32,672	$(7,441)	(22.8)%

Real estate operating expense from unconsolidated joint ventures	11,169	15,703	(4,534)	(28.9)%
Interest expense from unconsolidated joint ventures	6,026	8,522	(2,496)	(29.3)%
Depreciation from unconsolidated joint ventures	6,636	10,385	(3,749)	(36.1)%
Total expenses from unconsolidated joint ventures	23,831	34,610	(10,779)	(31.1)%

Total revenues less total expenses from unconsolidated joint ventures	1,400	(1,938)	3,338	172.2%

Other equity earnings	55	9	46	511.1%
Impairment of assets from unconsolidated joint ventures	—	(2,323)	2,323	N/A
Insurance recoveries from unconsolidated joint ventures	—	2,323	(2323)	N/A
Gain on insurance recoveries	515	—	515	N/A
Loss on extinguishment of debt	(30)	—	(30)	N/A
Gain on sale of real estate	23,652	—	23,652	N/A
Net income (loss)	$25,592	$(1,929)	$27,521	N/A

Equity in earnings (loss) of unconsolidated joint ventures and equity in earnings from sale of unconsolidated joint venture properties	$14,191	$(1,345)	$15,536
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

•$4.5 million from the sale in 2021 of the properties by the unconsolidated joint ventures which owned The Avenue Apartments-Ocoee, FL and Parc at 980-Lawrenceville, GA (collectively, the "Avenue/Parc Sales");
•$3.4 million from the Consolidating Transactions;
•$1.4 million from the sale in 2021 of our interests in the unconsolidated joint ventures that owned Anatole Apartments-Daytona Beach, FL and Tower at Opop and Lofts at Opop-St. Louis, MO (collectively, the "Anatole/Opop Sales"); and
•$514,000 due to the Shavano Sale.

Offsetting the decrease was $2.4 million increase from same store sales, including $1.7 million from increased rental rates, $545,000 from increased occupancy, and $177,000 from increased ancillary fees.

Real estate operating expenses from unconsolidated joint ventures
The decrease is composed of:

•$1.9 million from the Avenue/Parc Sales;
•$1.7 million from the Consolidating Transactions;
•$843,000 from the Anatole/Opop Sales; and
•$239,000 from the Shavano Sale.

Offsetting this decrease was a $193,000 increase in such expenses at same store properties, with expenses generally increasing across most expense categories.

Interest expense from unconsolidated joint ventures.
The decrease is due to the decrease in mortgage debt due to property sales and the Consolidated Transactions-in particular:
•$1.1 million from the Avenue/Parc Sales;
•$913,000 from the Consolidating Transactions; and
•$464,000 from the Anatole/Opop Sales.

Depreciation from unconsolidated joint ventures
The decrease is composed of:
•$1.4 million from the Avenue/Parc Sale;
•$1.4 million from the Consolidating Transactions;
•$511,000 from the Anatole/Opop Sales; and
•$314,000 from the Shavano Sale.

Impairment charges from unconsolidated joint ventures

During the three months ended March 31, 2021, we recognized $2.3 million of impairment charges at three properties located in Texas due to storm damage in 2021 (the "Texas Storm"); there were no comparable charges in the current period.

Insurance recoveries from unconsolidated joint ventures

During the three months ended March 31, 2021, we recognized $2.3 million of insurance recoveries related to the impairment charges resulting from the Texas Storm; there were no comparable recoveries in the current period.

Gain on insurance recoveries from unconsolidated joint ventures.
In the three months ended March 31, 2022, we recognized $515,000 in gains primarily due to the fact that the amounts we received on claims related to insurance recoveries from the Texas Storm exceeded the assets previously written-off.
Gain on sale of real estate from unconsolidated joint ventures
See "- Completed Dispositions" for information about the gain from the Shavano Sale. There was no comparable gain in the three months ended March 31, 2021.

Liquidity and Capital Resources
We require funds to pay operating expenses and debt service obligations, acquire properties (including the acquisition of interests of our joint venture partners) , make capital and other improvements, fund capital contributions, pay dividends and, to the extent we deem appropriate, reduce, other than in the ordinary course, our indebtedness over time. Generally, our primary sources of capital and liquidity are the operations of our multi-family properties (including distributions from the operations of our multi-family joint ventures and distributions from sale transactions), mortgage debt financings and re-financings, our share of the proceeds from the sale of properties, the sale of shares of our common stock pursuant to our at-the-market equity distribution program, borrowings from our credit facility and our available cash (including restricted cash). On March 31, 2022 and May 2, 2022, our cash and cash equivalents, were approximately $29.7 million and $21.5 million, respectively, and excludes funds held at our unconsolidated joint ventures.
We anticipate that from April 1, 2022 through 2024, our operating expenses, $104.5 million of mortgage amortization and interest expense, and $25.7 million of balloon payments (including $78.8 million and $10.8 million, respectively, from unconsolidated joint ventures) due with respect to mortgages maturing from 2022 to 2024, estimated cash dividend payments of at least $47.0 million (assuming (i) the current quarterly dividend rate of $0.23 per share and (ii) 18.6 million shares outstanding), will be funded from cash generated from operations (including distributions from unconsolidated joint ventures), sales of properties and, to the extent available, our credit facility. Our operating cash flow and available cash is insufficient to fully fund the $25.7 million of balloon payments, and if we are unable to refinance such debt, we may need to issue additional equity or dispose of properties, in each case on potentially unfavorable terms.

See "– Contracts to Purchase the Remaining Interests of Joint Venture Partners in Nine Unconsolidated Ventures" for information regarding the source of funding to effectuate the Partner Buyouts of nine multi-family properties owned by unconsolidated joint ventures.

At March 31, 2022, we had mortgage debt of $747.3 million (including $534.5 million of mortgage debt of our unconsolidated subsidiaries). The mortgage debt at our: (i) consolidated subsidiaries had a weighted average interest rate of 3.73% and a weighted average remaining term to maturity of approximately 10.2 years, and (ii) at our unconsolidated subsidiaries had a weighted average interest rate of 4.07% and a remaining term to maturity of approximately 7.6 years.
Capital improvements at (i) 13 multi-family properties will be funded by approximately $6.5 million of restricted cash available at March 31, 2022 and the cash flow from operations at such properties and (ii) other properties will be funded from the cash flow from operations of such properties.
Junior Subordinated Notes
As of March 31, 2022, $37.4 million (excluding deferred costs of $292,000) in principal amount of our junior subordinated notes is outstanding. These notes mature in April 2036, contain limited covenants (including covenants prohibiting us from paying dividends or repurchasing capital stock if there is an event of default (as defined therein) on these notes), are redeemable at our option and bear an interest rate, which resets and is payable quarterly, of three-month LIBOR plus 200 basis points. At March 31, 2022 and 2021, the interest rate on these notes was 2.30% and 2.21%, respectively.
Credit Facility
Our credit facility with VNB New York, LLC, an affiliate of Valley National Bank (collectively, "VNB"), as amended and restated, allows us to borrow, subject to compliance with borrowing base requirements and other conditions, up to $35 million, (i) for the acquisition of, and investment in, multi-family properties, (ii) to repay mortgage debt secured by multi-family properties and (iii) for Operating Expenses (i.e., working capital (including dividend payments) and operating expenses); provided, that not more than $15 million may be used for Operating Expenses. (The facility provides that it may be expanded to provide for up to $60 million of availability if another lender(s) is willing to provide an additional $25 million of availability). The credit facility is secured by cash accounts maintained by us at VNB (and we are required to maintain substantially all of our bank accounts at VNB), and the pledge of our interests in the entities that own the unencumbered multi-family properties used in calculating the borrowing base. The credit facility bears an annual interest rate, which resets daily, of 25 basis points over the prime rate, with a floor of 3.50%. There is an annual fee of 0.25% on the total amount committed by VNB and unused by us. The credit facility matures in November 2024. As of the date of this filing, no amounts are outstanding on the credit facility and $35 million is available to be borrowed thereunder.
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
At March 31, 2022, we were in compliance in all material respects with the requirements of the facility.

Other Financing Sources and Arrangements

At March 31, 2022, we are joint venture partners in approximately 22 unconsolidated joint ventures which own 23 multi-family properties (including a development project) and that the distributions to us from these joint venture properties ($19.7 million (including $14.9 million from the sale of the property) in the quarter ended March 31, 2022) are a material source of our liquidity and cash flow. Further, we may be required to make significant capital contributions with respect to these properties. At March 31, 2022, these joint venture properties have a net equity carrying value of $109.4 million and are subject to net mortgage debt, which is not reflected on our consolidated balance sheet, of $534.5 million. Although BRT Apartments Corp. is not the obligor with respect to such mortgage debt, the loss of any of these properties due to mortgage foreclosure or similar proceedings would have a material adverse effect on our results of operations and financial condition. These joint venture arrangements have been, and we anticipate that they will continue to be, material to our liquidity and capital resource position. See note 8 to our consolidated financial statements.

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
Our net operating loss at December 31, 2021 was approximately $35.7 million; therefore, we are not currently required by Code provisions relating to REITs to pay cash dividends to maintain our status as a REIT. Notwithstanding the foregoing, on April 7, 2022, we paid a quarterly cash dividend of $0.23 per share.

We carefully monitor our discretionary spending. Our largest recurring discretionary expenditure has been our quarterly dividend (which was $0.23 per share of common stock, or in the approximate amount of $4.3 million, for the most recent quarter). Each quarter, our board of directors evaluates the timing and amount of our dividend based on its assessment of, among other things, our short and long- term cash and liquidity requirements, prospects, debt maturities, projections of our REIT taxable income, net income, funds from operations, and adjusted funds from operations.

Application of Critical Accounting Estimates

A complete discussion of our critical accounting estimates is included in our Annual Report. There have been no significant changes in such estimates since December 31, 2021.

Funds from Operations; Adjusted Funds from Operations; Net Operating Income

We disclose below funds from operations (“FFO”), adjusted funds from operations (“AFFO”) and net operating income ("NOI") because we believe that such metrics are a widely recognized and appropriate measure of the performance of an equity REIT.
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

The tables below provides a reconciliation of net loss determined in accordance with GAAP to FFO and AFFO on a dollar and per share basis for each of the indicated periods (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
GAAP Net income (loss) attributable to common stockholders	$11,508	$(3,765)
Add: depreciation of properties	3,606	1,537
Add: our share of depreciation in unconsolidated joint venture properties	4,318	6,599
Add: our share of impairment charge in unconsolidated joint venture properties	—	1,662
Deduct: our share of equity in earnings from sale of unconsolidated joint venture properties	(12,961)	—
Deduct: gain on sale of real estate and partnership interests	(6)	—
Adjustments for non-controlling interests	(4)	(4)
NAREIT Funds from operations attributable to common stockholders	6,461	6,029

Adjustments for: straight-line rent accruals	6	(10)
Add: our share of loss on extinguishment of debt from unconsolidated joint venture properties	19	—
Add: amortization of restricted stock and RSU expense	974	538
Add: amortization of deferred mortgage and debt costs	77	80
Add: our share of deferred mortgage costs from unconsolidated joint venture properties	93	148
Less: our share of insurance recovery	—	(1,662)
Less: our share of gain on insurance proceeds from unconsolidated joint venture properties	(386)	—
Adjustments for non-controlling interests	(1)	2
Adjusted funds from operations attributable to common stockholders	$7,243	$5,125

	Three Months Ended March 31,
	2022	2021
Net income (loss) attributable to common stockholders	$0.62	$(0.22)
Add: depreciation of properties	0.20	0.09
Add: our share of depreciation in unconsolidated joint venture properties	0.23	0.38
Add: our share of impairment charge in unconsolidated joint venture properties	—	0.10
Deduct: our share of equity in earnings from sale of unconsolidated joint venture properties	(0.70)	—
Deduct: gain on sale of real estate and partnership interests	—	—
Adjustment for non-controlling interests	—	—
NAREIT Funds from operations per diluted common share	0.35	0.35

Adjustments for: straight line rent accruals	—	—
Add: our share of loss on extinguishment of debt from unconsolidated joint venture properties	—	—
Add: amortization of restricted stock and RSU expense	0.05	0.04
Add: amortization of deferred mortgage and debt costs	—	—
Add: our share of deferred mortgage and debt costs from unconsolidated joint venture properties	0.01	0.01
Less: our share of insurance recovery from unconsolidated joint venture properties	—	(0.10)
Less: our share of gain on insurance proceeds from unconsolidated joint venture properties	(0.02)	—
Adjustments for non-controlling interests	—	—
Adjusted funds from operations per diluted common share	$0.39	$0.30

Diluted shares outstanding for FFO and AFFO	18,570,639	17,319,222
FFO increased on an absolute basis for the three months ended March 31, 2022, from the corresponding 2021 period primarily due to the improved operating margins at consolidated and unconsolidated same store properties, the Consolidating Transactions and reduced interest expense. The increase was offset by the Kendall Sale, the Avenue/Parc Sales, the Anatole/Opop Sales, the inclusion in the three months ended March 31, 2021 of significant insurance recoveries and the increase, in the three months ended March 31, 2022 from the corresponding period in 2021, of non-cash amortization of equity award expense.
AFFO increased on an absolute and diluted per share basis for the three months ended March 31, 2022 from the corresponding period in 2021 primarily due to the factors impacting the improvement in FFO, other than the effects of the significant insurance recoveries in 2021 and the non-cash compensation expense related to equity awards in the three months ended March 31, 2022.
Diluted per share FFO and AFFO were impacted in the three months ended March 31, 2022 by a 1.25 million increase in the weighted average shares of common stock outstanding from the first quarter of 2021 through the current quarter, primarily due to stock issuances pursuant to our at-the -market equity offering and equity incentive programs.

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

The following table provides a reconciliation of net income attributable to common stockholders as computed in accordance with GAAP to NOI of our consolidated properties for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
GAAP Net income (loss) attributable to common stockholders	$11,508	$(3,765)
Less: Other Income	(4)	(4)
Add: Interest expense	2,021	1,660
General and administrative	3,633	3,114
Impairment charge	—	—
Depreciation	3,606	1,537
Provision for taxes	74	57
Less: Gain on sale of real estate	(6)	—
Equity in earnings from sale of unconsolidated joint venture properties	(12,961)	—
Add: Loss on extinguishment of debt	—	—
Adjust for: Equity in (earnings) loss of unconsolidated joint venture properties	(1,230)	1,345
Add: Net income attributable to non-controlling interests	36	34
Net Operating Income	$6,677	$3,978

Less: Non-same store Net Operating Income	$2,841	$532
Same store Net Operating Income	$3,836	$3,446

For the three months ended March 31, 2022, NOI increased $2.7 million from the corresponding period in 2021 primarily due to a $4.4 million increase in rental revenues (and in particular, the impact of the Consolidating Transactions) offset by a $1.9 million increase, primarily from the Consolidating Transactions, in real estate operating expenses. Same store NOI in the three months ended March 31, 2022, increased by $390,000 from the corresponding period in 2021, due to a $614,000 increase in rental revenues (and in particular, the increase in average rental rates) offset by a $224,000 increase in real estate operating expenses. See "-Results of Operations" for a discussion of these changes.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

All of our mortgage debt bears interest at fixed rates. Our junior subordinated notes bear interest at the rate of three month LIBOR plus 200 basis points. At March 31, 2022, the interest rate on these notes was 2.30%. A 100 basis point increase in the rate would increase our related interest expense by approximately $374,000 annually and a 100 basis point decrease in the rate would decrease our related interest expense by $112,000 annually.

Item 4. Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based upon that evaluation, these officers concluded that as of March 31, 2022 our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 6. Exhibits

Exhibit No.	Title of Exhibits
10.1	Form of Membership Interest Agreement used to effectuate Partner Buyouts
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Senior Vice President—Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Senior Vice President—Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements. XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Date File (formatted as inline XBRL and contained in Exhibit 101)
_______________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRT APARTMENTS CORP.

May 10, 2022	/s/ Jeffrey A. Gould
Jeffrey A. Gould, President and
Chief Executive Officer

May 10, 2022	/s/ George Zweier
George Zweier, Vice President
and Chief Financial Officer
(principal financial officer)