Form 10-Q
period 2022-06-30
BRT Apartments Corp.
filed 2022-08-08
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

18,868,674 Shares of Common Stock,
par value $0.01 per share, outstanding on August 5, 2022

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

Part I ‑ FINANCIAL INFORMATION
Item 1. Financial Statements

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	June 30, 2022	December 31, 2021
	(unaudited)	(audited)
ASSETS
Real estate properties, net of accumulated depreciation and amortization of $43,031 and $36,467	$447,886	$293,550
Investments in unconsolidated joint ventures	79,782	112,347
Cash and cash equivalents	57,045	32,339
Restricted cash	4,787	6,582
Other assets	15,721	10,341
Real estate property held for sale	—	4,379
Total Assets	$605,221	$459,538
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $2,863 and $980	$296,974	$199,877
Junior subordinated notes, net of deferred costs of $287 and $297	37,113	37,103
Accounts payable and accrued liabilities	21,984	19,607
Total Liabilities	356,071	256,587

Commitments and contingencies
Equity:
BRT Apartments Corp. stockholders' equity:
Preferred shares $0.01 par value 2,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized; 17,770 and 17,349 shares outstanding	178	173
Additional paid-in capital	266,256	258,161
Accumulated deficit	(17,291)	(55,378)
Total BRT Apartments Corp. stockholders’ equity	249,143	202,956
Non-controlling interest	7	(5)
Total Equity	249,150	202,951
Total Liabilities and Equity	$605,221	$459,538

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except shares and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Rental and other revenue from real estate properties	$14,683	$6,958	$26,113	$14,053
Other income	2	3	6	7
Total revenues	14,685	6,961	26,119	14,060
Expenses:
Real estate operating expenses - including $8 and $7 to related parties for the three months ended and $19 and $14 for the six months ended	6,348	3,166	11,101	6,283
Interest expense	2,912	1,609	4,933	3,269
General and administrative - including $185 and $179 to related parties for the three months ended and $431 and $351 for the six months ended	3,533	3,154	7,166	6,268
Impairment charge	—	520	—	520
Depreciation and amortization	5,010	1,416	8,616	2,953
Total expenses	17,803	9,865	31,816	19,293
Total revenues less total expenses	(3,118)	(2,904)	(5,697)	(5,233)
Equity in (loss) earnings of unconsolidated joint ventures	(50)	(492)	1,180	(1,837)
Equity in earnings from sale of unconsolidated joint ventures properties	40,098	—	53,059	—
Gain on sale of real estate	—	7,279	6	7,279
Gain on sale of partnership interest	—	2,244	—	2,244
Loss on extinguishment of debt	(563)	—	(563)	—
Income from continuing operations	36,367	6,127	47,985	2,453
Income tax provision	724	67	798	124
Net income from continuing operations, net of taxes	35,643	6,060	47,187	2,329
Net income attributable to non-controlling interest	(36)	(33)	(72)	(67)
Net income attributable to common stockholders	$35,607	$6,027	$47,115	$2,262

Weighted average number of shares of common stock outstanding:
Basic	17,671,073	17,720,488	17,616,740	17,520,963
Diluted	17,726,343	17,720,488	17,690,601	17,520,963

Per share amounts attributable to common stockholders:
Basic	$1.91	$0.34	$2.54	$0.13
Diluted	$1.91	$0.34	$2.53	$0.13

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$35,643	$6,060	$47,187	$2,329
Other comprehensive income :
Unrealized gain on derivative instruments	—	5	—	10
Other comprehensive income	—	5	—	10
Comprehensive income	35,643	6,065	47,187	2,339
Comprehensive (income) attributable to non-controlling interests	(36)	(34)	(72)	(69)
Comprehensive income attributable to common stockholders	$35,607	$6,031	$47,115	$2,270

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive income	Accumulated Deficit	Non- Controlling Interest	Total
Balances, December 31, 2021	$173	$258,161	$—	$(55,378)	$(5)	$202,951
Distributions - common stock - $0.23 per share	—	—	—	(4,305)	—	(4,305)
Restricted stock and restricted stock units vesting	2	(2)	—	—	—	—
Compensation expense - restricted stock and restricted stock units	—	974	—	—	—	974
Shares issued through equity offering program, net	1	3,037	—	—	—	3,038
Net income	—	—	—	11,508	36	11,544
Comprehensive income						11,544
Balances, March 31, 2022	$176	$262,170	$—	$(48,175)	$31	$214,202

Distributions - common stock - $0.25 per share	—	—	—	(4,723)	—	(4,723)
Compensation expense - restricted stock and restricted stock units	—	1,001	—	—	—	1,001
Distributions to non-controlling interests	—	—	—	—	(60)	(60)
Shares issued through equity offering program, net	2	3,085	—	—	—	3,087
Net income	—	—	—	35,607	36	35,643
Comprehensive income						35,643
Balances, June 30, 2022	$178	$266,256	$—	$(17,291)	$7	$249,150

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive income	Accumulated Deficit	Non- Controlling Interest	Total
Balances, December 31, 2020	$164	$245,605	$(19)	$(67,978)	$(84)	$177,688
Distributions - common stock - $0.22 per share	—	—	—	(4,011)	—	(4,011)
Restricted stock vesting	4	(4)	—	—	—	—
Compensation expense - restricted stock and restricted stock units	—	538	—	—	—	538
Net (loss) income	—	—	—	(3,765)	34	(3,731)
Other comprehensive income	—	—	4	—	1	5
Comprehensive loss						(3,726)
Balances, March 31, 2021	$168	$246,139	$(15)	$(75,754)	$(49)	$170,489

Distributions - common stock - $0.22 per share	—	—	—	(4,007)	—	(4,007)
Compensation expense - restricted stock and restricted stock units	—	569	—	—	—	569
Shares issued through equity offering program, net	4	7,345	—	—	—	7,349
Net (loss) income	—	—	—	6,027	33	6,060
Other comprehensive income (loss)	—	—	4	—	1	5
Comprehensive loss						6,065
Balances, June 30, 2021	$172	$254,053	$(11)	$(73,734)	$(15)	$180,465

See accompanying notes to consolidated financial statements

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$47,187	$2,329
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,616	2,953
Amortization of deferred financing costs	132	153
Amortization of debt fair value adjustment	(166)	—
Amortization of restricted stock and restricted stock units	1,975	1,107
Equity in (earnings) loss of unconsolidated joint ventures	(1,180)	1,837
Equity in earnings of sale of real estate of unconsolidated venture	(53,059)	—
Impairment charge	—	520
Gain on sale of real estate	(6)	(7,279)
Gain on sale of partnership interest	—	(2,244)
Loss on extinguishment of debt	563	—
Increases and decreases from changes in other assets and liabilities:
Increase in other assets	(432)	(443)
Decrease in accounts payable and accrued liabilities	(851)	(2,021)
Net cash provided by (used in) operating activities	2,779	(3,088)

Cash flows from investing activities:
Improvements to real estate properties	(1,807)	(594)
Purchase of investment in joint ventures	(42,784)	—
Proceeds from the sale of real estate	4,385	24,133
Proceeds from the sale of partnership interest	—	7,540
Distributions from unconsolidated joint ventures	74,670	8,053
Contributions to unconsolidated joint ventures	(3,044)	(6,031)
Net cash provided by investing activities	31,420	33,101

Cash flows from financing activities:
Proceeds from mortgages payable	18,953	—
Mortgage payoffs	(26,761)	(14,260)
Mortgage principal payments	(821)	(1,559)
Increase in deferred financing costs	(264)	(38)
Dividends paid	(8,460)	(7,592)
Distributions to non-controlling interests	(60)	—
Proceeds from the sale of common stock	6,125	7,349
Net cash used in financing activities	(11,288)	(16,100)

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,
	2022	2021
Net increase in cash, cash equivalents and restricted cash:	22,911	13,913
Cash, cash equivalents and restricted cash at beginning of period	38,921	28,685
Cash, cash equivalents and restricted cash at end of period	$61,832	$42,598

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,826	$3,118
Cash paid for income taxes	$291	$194

Consolidation on buyout of partnership interests:
Increase in real estate assets	$(159,121)
Increase in other assets	(6,972)
Increase in mortgage payable	107,757
Increase in deferred loan costs	(2,272)
Increase in accounts payable and accrued liabilities	2,646
Decrease in investment in unconsolidated joint ventures	15,178
	$(42,784)

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

	June 30,
	2022	2021
Cash and cash equivalents	$57,045	$34,666
Restricted cash	4,787	7,932
Total cash, cash equivalents and restricted cash, shown in consolidated statement of cash flows	$61,832	$42,598

BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2022

Note 1 – Organization and Background

BRT Apartments Corp. (the "Company" or "BRT"), a Maryland corporation, owns, operates and, to a lesser extent, develops multi-family properties. The Company conducts its operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes.
These multi-family properties may be wholly owned by the Company (including its consolidated subsidiaries) or by unconsolidated joint ventures in which the Company generally contributes a significant portion of the equity. At June 30, 2022, the Company: (a) wholly owns sixteen multi-family properties located in nine states with an aggregate of 3,848 units and a carrying value of $445,930,000; (b) has interests, through unconsolidated entities, in 14 multi-family properties located in six states with an aggregate of 4,557 units with a carrying value of $76,749,000 and; (c) has a 17.45% interest in a development project with a carrying value of $3,044,000. BRT's equity interests in these unconsolidated entities range from 17.45% to 80%. Most of the Company's properties are located in the Southeast United States and Texas.

The Company also owns and operates various other real estate assets. At June 30, 2022, the carrying value of the other real estate assets was $1,956,000.

Note 2 – Basis of Preparation

The accompanying interim unaudited consolidated financial statements, reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for such interim periods. The results of operations for the three and six months ended June 30, 2022 and 2021, are not necessarily indicative of the results for the full year. The consolidated audited balance sheet as of December 31, 2021, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States ("GAAP"). Accordingly, these unaudited statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021 (the "Annual Report") filed with the Securities and Exchange Commission ("SEC").
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

Note 3 - Equity

Equity Distribution Agreements

Effective as of March 18, 2022, the Company (i) terminated the equity distribution agreements dated November 26, 2019, as amended March 31, 2021 and (ii) entered into separate equity distribution agreements with two sales agents to sell an aggregate sales price of up to $40,000,000 of its common stock from time-to-time in an at-the-market offering. During the three and six months ended June 30, 2022, the Company sold 137,477 and 273,756 shares for an aggregate sales price of $3,127,000 and $6,209,000 before commissions and fees of $39,087 and $83,166 respectively. During the three and six months ended June 30, 2021, the Company sold 410,221 shares for an aggregate sales price of $7,462,000 before commissions and fees of $112,000, respectively.
Common Stock Dividend Distribution
The Company declared a quarterly cash distribution of $0.25 per share, payable on July 8, 2022 to stockholders of record on June 30, 2022.

Dividend Reinvestment Plan

The Dividend Reinvestment Plan (the “DRP”), among other things, provides stockholders with the opportunity to reinvest all or a portion of their cash dividends paid on the Company’s common stock in additional shares of its common stock, at a discount, determined in the Company’s sole discretion, of up to 5% from the market price for the common stock (as such price is calculated pursuant to the DRP). The discount from the market price is currently 3%. The DRP is effective with the dividend paid on July 8, 2022.
Stock Based Compensation

During the six months ended June 30, 2022, the Company's board of directors adopted, and the stockholders' approved, the 2022 Incentive Plan (the "2022 Plan"). This plan permits the Company to grant: (i) stock options, restricted stock, restricted stock units, performance shares awards and any one or more of the foregoing, for up to a maximum of 1,000,000 shares; and (ii) cash settled dividend equivalent rights in tandem with the grant of restricted stock units and certain performance based awards. As of June 30, 2022, 787,531 shares are available for issuance pursuant to awards under the 2022 Plan. Awards to acquire 934,092 shares of common stock are outstanding under the 2020 Incentive Plan and the 2018 Incentive Plan (collectively the "Prior Plans") and no further awards may be made pursuant to the Prior Plans.

Restricted Stock Units
In June 2022 and 2021, the Company issued restricted stock units (the "RSUs") to acquire up to 212,469 and 210,375 shares of common stock pursuant to the 2022 Plan and the 2020 Incentive Plan, respectively. Generally, the RSUs entitle the recipients, subject to continued service through the three year vesting period to receive (i) the underlying shares if and to the extent certain performance and/or market conditions are satisfied at the vesting date, and (ii) an amount equal to the cash dividends that would have been paid from the grant date through the vesting date with respect to the shares of common stock underlying the RSUs if, when, and to the extent, the related RSUs vest. The shares underlying the RSUs are not participating securities but are contingently issuable shares.
Expense is recognized over the applicable vesting period on the RSUs which the Company expects to vest. For the three months ended June 30, 2022 and 2021, the Company recorded $250,000 and $34,000, respectively, and for the six months ended June 30, 2022 and 2021, the Company recorded $500,000 and $71,000, respectively, of compensation expense related to the amortization of unearned compensation with respect to the RSUs issued under the 2020 Incentive Plan. At June 30, 2022 and December 31, 2021, $1,747,000 and $2,248,000 of compensation expense, respectively, has been deferred and will be charged to expense over the remaining vesting periods.
Restricted Stock
In January 2022, the Company granted 158,973 shares, of restricted stock pursuant to the 2020 Plan. As of June 30, 2022, an aggregate of 934,092 shares of unvested restricted stock are outstanding pursuant to the 2020 Incentive Plan and the 2018 Incentive Plan (the "2018 Plan"). The shares of restricted stock vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For financial statement purposes, the restricted stock is not included in the outstanding shares shown on the consolidated balance sheets until they vest, but is included in the earnings per share computation.

For the three months ended June 30, 2022 and 2021, the Company recorded $751,000 and $535,000 respectively, and for the six months ended June 30, 2022 and 2021, respectively, the Company recorded $1,475,000 and $1,036,000, respectively, of compensation expense related to the amortization of unearned compensation with respect to the restricted stock awards. At June 30, 2022 and December 31, 2021, $9,231,000 and $7,332,000, respectively, has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods of these restricted stock awards. The weighted average remaining vesting period of these shares of restricted stock is 2.8 years.
Stock Buyback
On September 13, 2021, the Board of Directors approved a stock repurchase plan authorizing the Company, effective as of October 1, 2021, to repurchase up to $5,000,000 of shares of common stock through December 31, 2023. During the three and six months ended June 30, 2022, and June 30, 2021, the Company did not repurchase any shares of common stock.
Per Share Data
Basic earnings (loss) per share is determined by dividing net income (loss) applicable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. Net income is also allocated to the unvested restricted stock outstanding during each period, as the restricted stock is entitled to receive dividends and is therefore considered a participating security. The RSUs are excluded from the basic earnings per share calculation as they are not participating securities.
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
In calculating diluted earnings per share, the Company includes only those shares underlying the RSUs that it anticipates will vest based on management's current estimates. The Company excludes any shares underlying the RSUs from such calculation if their effect would have been anti-dilutive.
The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator for basic and diluted earnings per share:
Net Income	$35,643	$6,060	$47,187	$2,329
Deduct net income attributable to non-controlling interests	(36)	(33)	(72)	(67)
Deduct earnings allocated to unvested restricted stock	(1,787)	(295)	(2,354)	(371)
Net income available for common stockholders: basic and diluted	$33,820	$5,732	$44,761	$1,891

Denominator for basic earnings per share:
Weighted average number of common shares outstanding	17,671,073	17,720,488	17,616,740	17,520,963
Effect of dilutive securities:
RSUs	55,270	—	73,861	—
Denominator for diluted earnings per share:
Weighted average number of shares	17,726,343	17,720,488	17,690,601	17,520,963

Earnings per common share, basic	$1.91	$0.34	$2.54	$0.13
Earnings per common share, diluted	$1.91	$0.34	$2.53	$0.13

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

Lessee Accounting

The Company is a lessee under a ground lease in Yonkers, NY which is classified as an operating lease. The ground lease expires September 30, 2024 and provides for one 21-year renewal option. As of June 30, 2022, the remaining lease term, including the renewal option deemed exercised, is 23.3 years.

The Company is a lessee under a corporate office lease in Great Neck, New York, which is classified as an operating lease. The lease expires on December 31, 2031 and provides a five-year renewal option. As of June 30, 2022, the remaining lease term, including renewal options deemed exercised, is 14.5 years.

As of June 30, 2022, the Company's Right of Use ("ROU") assets and lease liabilities were $2,469,000 and $2,550,000, respectively. As of December 31, 2021, the Company's ROU assets and lease liabilities were $2,568,000 and $2,629,000, respectively.

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

Note 5 ‑ Real Estate Properties

Real estate properties, excluding real estate held for sale, consists of the following (dollars in thousands):

	June 30, 2022	December 31, 2021
Land	$57,138	$38,822
Building	422,619	281,841
Building improvements	11,160	9,354
Real estate properties	490,917	330,017
Accumulated depreciation	(43,031)	(36,467)
Total real estate properties, net	$447,886	$293,550

A summary of real estate properties owned is as follows (dollars in thousands):

	December 31, 2021 Balance	Partner Buyouts	Improvements	Depreciation	Sale of Property	June 30, 2022 Balance
Multi-family	$291,538	$159,121	$1,807	$(6,537)	$—	$445,929
Retail shopping center and other	2,012	—	—	(55)	—	1,957
Total real estate properties	$293,550	$159,121	$1,807	$(6,592)	$—	$447,886

Partner Buyouts
In the six months ended June 30, 2022, the Company completed the purchase of its partners' remaining interests in the unconsolidated joint ventures that own the properties identified below. As a result of these purchases, these properties (including the related mortgage debt - see note 9 - "Debt Obligations") are wholly-owned and effective as of the closing of such purchase, are included in the Company's consolidated balance sheet and results of operations (dollars in thousands):

Buyout Date	Property Name	Location	Units	Remaining Interest Purchased	Purchase Price (1)
03/23/2022	Verandas at Alamo	San Antonio, TX	288	28.1%	$8,721
04/07/2022	Vanguard Heights	Creve Coeur, MO	174	21.6%	4,880
05/11/2022	Jackson Square	Tallahassee, FL	242	20%	7,215
05/24/2022	Brixworth at Bridge Street	Huntsville, AL	208	20%	10,697
05/26/2022	Woodland Apartments	Boerne, TX	120	20%	3,881
06/30/2022	Grove at River Place	Macon, GA	240	20%	7,485
		Total	1,272		$42,879
__________________
(1) The purchase price gives effect to the purchase of the "promote interest" (as more fully described in the Annual Report) of the Company's joint venture partners and does not include closing costs of $ 1,313 and operating cash acquired from the ventures of $1,408.

Subsequent to the quarter ended June 30, 2022, the Company completed the purchase of its partners' remaining interests in five unconsolidated joint ventures that own the properties identified below:

Buyout Date	Property Name	Location	Units	Remaining Interest Purchased	Book Value of Property at 6/30/2022	Purchase Price (1)
07/12/2022	Civic I	Southaven, MS	392	25%	$30,865	$18,233
07/12/2022	Civic II	Southaven, MS	384	25%	32,912	17,942
07/14/2022	Abbotts	Wilmington, NC	264	20%	37,346	9,010
07/19/2022	Somerset at Trussville	Trussville, AL	328	20%	40,514	10,558
08/03/2022	Magnolia Pointe	Madison, AL	204	20%	18,533	7,246
		Total	1,572		$160,170	$62,989
____________________
(1) The purchase price gives effect to the purchase of the "promote interest" (as more fully described in the Annual Report) of the Company's joint venture partners and does not include closing costs and operating cash acquired from the ventures..

The Company determined that the gross assets purchased in each of these 11 acquisitions is concentrated in a single identifiable asset. Therefore, the transactions do not meet the definition of a business and are accounted for as asset acquisitions. The Company assessed the fair value of the tangible assets of the properties as of the acquisition date using the cost accumulation and income approach which utilized market capitalization rates between 4.0% and 4.5%, which are Level 3 unobservable inputs in the fair value hierarchy.
The following table summarizes the allocation of the book value based on the proportionate share of the estimated fair value of the property on the acquisition date (dollars in thousands):

	Verandas at Alamo	Vanguard Heights	Jackson Square	Brixworth at Bridge Street	The Woodland Apts	Grove at River Place	Total Purchase Price Allocation
Land	$3,336	$5,466	$3,398	$1,959	$1,289	$2,866	$18,314
Building and improvements	33,465	30,826	27,167	20,080	12,853	16,416	140,807
Total land and buildings	$36,801	$36,292	$30,565	$22,039	$14,142	$19,282	$159,121

Acquisition related intangible assets	797	508	634	321	233	396	2,889
Total Asset	$37,598	$36,800	$31,199	$22,360	$14,375	$19,678	$162,010

Acquisition related mortgage intangible	$(62)	$588	$283	$—	$—	$136	$945

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

For the three and six months ended June 30, 2022, The Company did not record any impairment charges. In the three and six months ended June 30, 2021, the Company recorded an impairment charge of $520,000 related to its investment in the OPOP Towers and Loft properties, St Louis, MO, as the carrying value exceeded the fair value by that amount. The fair value was based upon the contractual price of the sale agreement which closed on

Note 7 - Restricted Cash
Restricted cash represents funds held for specific purposes and are therefore not available for general corporate purposes. The restricted cash reflected on the consolidated balance sheets represents funds that are held by the Company specifically for capital improvements at certain multi-family properties owned by unconsolidated joint ventures.

Note 8 – Investment in Unconsolidated Ventures

At June 30, 2022 and December 31, 2021, the Company held interests in unconsolidated joint ventures that own 14 and 23 multi-family properties (the "Unconsolidated Properties"), respectively. The condensed balance sheets below present information regarding such properties (dollars in thousands):

	June 30, 2022	December 31, 2021
ASSETS
Real estate properties, net of accumulated depreciation of $91,031 and $133,615	$483,332	$734,247
Cash and cash equivalents	11,002	13,741
Other assets	30,147	25,535
Real estate properties held for sale	14,989	—
Total Assets	$539,470	$773,523

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $2,331 and $3,423	$387,725	$584,479
Accounts payable and accrued liabilities	12,484	17,064
Total Liabilities	400,209	601,543
Commitments and contingencies
Equity:
Total unconsolidated joint venture equity	139,261	171,980
Total Liabilities and Equity	$539,470	$773,523

BRT's interest in joint venture equity	$79,782	$112,347

At the indicated dates, real estate properties of the unconsolidated joint ventures consist of the following (dollars in thousands):

	June 30, 2022	December 31, 2021
Land	$71,545	$97,230
Building	479,897	739,577
Building improvements	22,921	31,055
Real estate properties	574,363	867,862
Accumulated depreciation	(91,031)	(133,615)
Total real estate properties, net	$483,332	$734,247

At June 30, 2022 and December 31, 2021, the weighted average interest rate on the mortgages payable is 4.00% and 3.97%, respectively, and the weighted average remaining term to maturity is 6.3 years and 7.6 years, respectively.

The condensed income statement below presents information regarding the Unconsolidated Properties (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Rental and other revenue	$22,107	$33,005	$47,338	$65,677
Total revenues	22,107	33,005	47,338	65,677

Expenses:
Real estate operating expenses	9,842	15,233	21,011	30,936
Interest expense	4,893	8,472	10,919	16,994
Depreciation	5,208	9,791	11,844	20,176
Total expenses	19,943	33,496	43,774	68,106
Total revenues less total expenses	2,164	(491)	3,564	(2,429)
Other equity earnings	22	5	77	14
Impairment of assets	—	(490)	—	(2,813)
Insurance recoveries	—	490	—	2,813
Gain on insurance recoveries	52	—	567	—
Gain on sale of real estate	77,681	—	101,333	—
Loss on extinguishment of debt	(2,888)	—	(2,918)	—
Net income (loss) from joint ventures	$77,031	$(486)	$102,623	$(2,415)

BRT's equity in (loss) earnings and equity in earnings from sale of unconsolidated joint venture properties	$40,048	$(492)	$54,239	$(1,837)

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
On June 14, 2022, the unconsolidated joint ventures in which the Company had a 75% equity interest sold Retreat at Cinco Ranch, a 268-unit multi family property in San Antonio, TX for $68,300,000. The gain on the sale of this property was $30,595,000 and BRT's share of the gain was $17,378,000. In connection with the sale, mortgage debt of $30,096,000 with 3.6 years of remaining term to maturity and bearing an interest rate of 4.44% was repaid and the joint venture incurred $1,257,000 from the loss on the extinguishment of debt, of which BRT's share was $686,000.
On June 30, 2022, the unconsolidated joint venture in which the Company had a 65% equity interest sold The Vive, a 312-unit multi-family property in Kannapolis, NC for $91,250,000. The gain on the sale of this property was $47,086,000 and BRT's share of the gain was $22,720,000. In connection with the sale, mortgage debt of $31,420,000 with 29.7 years of remaining term to maturity and bearing an interest rate of 3.52% was repaid and the joint venture incurred $1,631,000 from the loss on extinguishment of debt, of which BRT's share was $787,000.
Acquisition of Interest in Joint Venture
On March 10, 2022, the Company purchased a 17.45% interest in a planned 240-unit development property, Stono Oaks, located in Johns Island, SC. The purchase price for the interest, was $3,500,000, which includes $455,000 held in escrow at June 30, 2022.
Joint Venture Buyouts
The Company completed the partner buyout transactions in the unconsolidated joint ventures that own the properties identified in note 5 - Real Estate Properties - Partner Buyouts. As a result of these purchases, these properties (including the related mortgage debt - see note 9 - "Debt Obligations) are wholly-owned effective as of the closing of each purchase, and are included in the Company's consolidated balance sheet and results of operations as of the applicable date.

Note 9 – Debt Obligations

Debt obligations consist of the following (dollars in thousands):

	June 30, 2022	December 31, 2021
Mortgages payable	$299,837	$200,857
Junior subordinated notes	37,400	37,400
Deferred financing costs	(3,150)	(1,277)
Total debt obligations, net of deferred costs	$334,087	$236,980

Mortgages Payable

At June 30, 2022, the weighted average interest rate on the Company's mortgages payable was 3.91% and the weighted average remaining term to maturity is 9.2 years. For the three months ended June 30, 2022 and 2021, interest expense, which includes amortization of deferred financing costs, was $2,563,000 and $1,378,000, respectively. For the six months ended June 30, 2022 and 2021, interest expense, which includes amortization of deferred financing costs, was $4,326,000 and $2,808,000, respectively.

During the three and six months ended June 30, 2022, the Company paid off mortgage debt of $14,558,000 on a property.
Partner Buyouts
The following table summarizes the information regarding the mortgages relating to the property in which BRT purchased the remaining interests of its joint venture partners during the six months ended June 30, 2022 (dollars in thousands):

Property Name	Location	Debt at Purchase Date (1)	Interest Rate	Maturity Date	Interest Only through
Verandas at Alamo	San Antonio, TX	$27,000	3.64%	Oct 2029	October 2024
Vanguard Heights	Creve Coeur, MO	29,700	4.41%	July 2031	June 2025
Jackson Square	Tallahassee, FL	21,524	4.19%	Sept 2027	September 2022
Brixworth at Bridge Street (2)	Huntsville, AL	11,147	4.25%	June 2032	Maturity
The Woodland Apartments	Boerne, TX	7,905	4.74%	Feb 2026	N/A
Grove at River Place (3)	Macon, GA	11,426	4.39%	Feb 2026	N/A
	Total	$108,702
___________________
(1) Excludes fair value adjustments of $945 determined as part of the purchase price allocation.
(2) The original mortgage debt of $11,147 was refinanced with a new ten-year mortgage debt of $18,592 immediately following the buyout.
(3) Includes a supplemental mortgage of $1,056 which was paid off immediately following the buyout.

Subsequent to June 30, 2022, the Company completed the purchase of its joint venture partners' remaining interests in five additional unconsolidated joint ventures that own the properties identified below. The following table summarizes the information regarding the mortgages relating to each purchase (dollars in thousands):

Property Name	Location	Debt at Purchase Date (1)	Interest Rate	Maturity Date	Interest Only through
Civic I	Southaven, MS	$27,429	4.24%	March 2026	N/A
Civic II	Southaven, MS	30,153	3.73%	September 2026	N/A
Abbotts	Wilmington, NC	23,160	4.71%	July 2030	July 2025
Somerset at Trussville	Trussville, AL	32,250	4.19%	June 2029	May 2025
Magnolia Pointe	Madison, AL	15,000	4.08%	January 2028	December 2022
	Total	$127,992

(1) Excludes fair value adjustments to be determined as part of the purchase price allocation.

Credit Facility
The Company's amended and restated credit facility dated November 18, 2021 with an affiliate of Valley National Bank ("VNB") allows the Company to borrow, subject to compliance with borrowing base requirements and other conditions, up to $35,000,000 to facilitate the acquisition of multi-family properties, repay mortgage debt secured by multi-family properties and for operating expense (i.e.,working capital (including dividend payments)); provided that no more than $15,000,000 may be used for operating expenses. (The facility provides that it may be expanded to provide for up to $60 million of availability if another lender(s) is willing to provide an additional $25 million of availability). The facility is secured by the cash available in certain cash accounts maintained by the Company at VNB, matures November 2024 and bears an adjustable interest rate of 25 basis points over the prime rate, with a floor of 3.5%. The interest rate in effect as of June 30, 2022 is 5.00%. There is an unused facility fee of 0.25% per annum on the total amount committed by Valley National Bank and unused by the Company. At June 30, 2022, the Company is in compliance in all material respects with its obligations under the facility.

At June 30, 2022 and December 31, 2021, there was no outstanding balance on the facility and $35,000,000 was available to be borrowed in both periods. At August 5, 2022, there was an outstanding balance of $22,000,000 on the facility bearing an interest rate of 5.75% and $13,000,000 available to be borrowed. Interest expense for the three months ended June 30, 2022 and 2021, which includes amortization of deferred financing costs and unused fees, was $62,000 and $19,000, respectively. Interest expense for the six months ended June 30, 2022 and 2021, which includes amortization of deferred financing costs and unused fees, was $107,000 and $36,000, respectively. Deferred financing costs of $223,000 and $270,000, are recorded in other assets on the Consolidated balance sheets at June 30, 2022 and December 31, 2021, respectively.

Junior Subordinated Notes

At June 30, 2022 and December 31, 2021, the outstanding principal balance of the Company's junior subordinated notes was $37,400,000, before deferred financing costs of $287,000 and $297,000, respectively. The interest rate on the outstanding balance resets quarterly and is based on three months LIBOR + 2.00%. The rate in effect at June 30, 2022 and 2021 was 3.29% and 2.21%, respectively. The notes mature April 30, 2036. The interest rate that will be in effect for the three months ending October 30, 2022 is 4.78%

The junior subordinated notes require interest only payments through the maturity date of April 30, 2036, at which time repayment of the outstanding principal and unpaid interest become due. Interest expense for the three months ended June 30, 2022 and 2021, which includes amortization of deferred financing costs, was $286,000 and $212,000, respectively. Interest expense for the six months ended June 30, 2022 and 2021, which includes amortization of deferred financing costs, was $498,000 and $426,000, respectively.

Note 10 – Related Party Transactions

The Company has retained certain of its executive officers and Fredric H. Gould, a director, among other things, to participate in the Company's multi-family property analysis and approval process (which includes service on an investment committee), provide investment advice, and provide long-term planning and consulting with executives and employees with respect to other business matters, as required. The aggregate fees incurred for these services in each of the three months ended

June 30, 2022 and 2021 were $367,000 and $349,000, respectively, and $734,000 and $699,000 for the six months ended June 30, 2022 and 2021, respectively.

Management of certain properties owned by the Company and certain joint venture properties is provided by Majestic Property Management, Corp. ("Majestic Property"), a company wholly owned by Fredric H. Gould. Certain of the Company's officers and directors are also officers and directors of Majestic Property. Majestic Property may also provide real estate brokerage and construction supervision services to these properties. These fees amounted to $8,000 and $7,000 for the three months ended June 30, 2022 and 2021 , respectively, and $19,000 and $14,000 for the six months ended June 30, 2022 and 2021, respectively.

Pursuant to a shared services agreement between the Company and several affiliated entities, including Gould Investors
L.P. ("Gould Investors"), the owner and operator of a diversified portfolio of real estate and other assets, and One Liberty Properties, Inc., a NYSE listed equity REIT, (i) the services of the part- time personnel that perform certain executive, administrative, legal, accounting and clerical functions and (ii) certain facilities and other resources, are provided to the Company. The allocation of expenses for the facilities, personnel and other resources shared by, among others, the Company and Gould Investors, is computed in accordance with such agreement and is included in general and administrative expense on the consolidated statements of operations. During the three months ended June 30, 2022 and 2021, allocated general and administrative expenses reimbursed by the Company to Gould Investors pursuant to the shared services agreement aggregated $185,000 and $179,000, respectively, and $431,000 and $351,000 for the six months ended June 30, 2022 and 2021, respectively. Jeffrey A. Gould and Matthew J. Gould, executive officers and directors of the Company are executive officers of Georgetown Partners, LLC, the managing general partner of Gould Investors.

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

Junior subordinated notes: At June 30, 2022 and December 31, 2021, the estimated fair value of the notes is lower than their carrying value by approximately $7,206,000 and $8,296,000, respectively, based on a market interest rate of 5.97% and 4.21%, respectively.

Mortgages payable: At June 30, 2022, the estimated fair value of the Company’s mortgages payable is lower than their carrying value by approximately $21,481,000, assuming market interest rates between 4.27% and 5.32%. At December 31, 2021, the estimated fair value of the Company's mortgages payable was greater than their carrying value by approximately $511,000, assuming market interest rates between 3.12% and 3.87%. Market interest rates were determined using rates which the Company believes reflects institutional lender yield requirements at the balance sheet dates.

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

As of June 30, 2022 and December 31, 2021, the Company did not have any outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.

The following table presents the effect of the Company’s interest rate swaps on the consolidated statements of comprehensive income (loss) for the dates indicated (dollars in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Amount of (loss) gain recognized on derivative in Other Comprehensive Income	$—	$(27)
Amount of (loss) gain reclassified from Accumulated Other Comprehensive Income into Interest expense	$(5)	$(10)
Total amount of Interest expense presented in the Consolidated Statements of Operations	$1,609	$3,269

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

Note 14 – Subsequent Events
Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of June 30, 2022, that warrant additional disclosure, have been included in the notes to the consolidated financial statements.

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

Overview
We are an internally managed real estate investment trust, also known as a REIT, that is focused on the ownership, operation and, to a lesser extent, development of multi-family properties. These properties may be wholly owned or by unconsolidated joint ventures in which we generally contribute a significant portion of the equity. At June 30, 2022, we: (i) wholly-own sixteen multi-family with an aggregate of 3,848 units and a carrying value of $445.9 million; (ii) have ownership interests, through unconsolidated entities, in 14 multi-family properties with 4,557 units and a carrying value of $76.7 million; and (iii) have a 17.45% interest in a 240-unit multi-family development property with a carrying value of $3.0 million

(excluding $500,000 held in escrow). The 31 properties are located in 11 states; most of the properties are located in the Southeast United States and Texas. See "-Other Financing Sources And Arrangements" for information regarding the contributions to, and our reliance on, the cash flow and liquidity provided by the properties owned by our unconsolidated subsidiaries.
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
Buyout of Interests in Joint Ventures
Over the past nine months, our efforts have been focused on purchasing the remaining interests of our joint venture partners in the unconsolidated ventures that own multi-family properties. We refer to such purchases and the related effects on our financial statements (as described below), as the “Partner Buyouts”. In 2021, the six months ended June 30, 2022 and subsequent thereto, we completed three, six and five Partner Buyouts, respectively. After a Partner Buyout is completed, such multi-family property is wholly owned and the accounts and operations of such property are included in our consolidated balance sheet and statements of operations, respectively, as of the date of completion of such purchase. Our assets, liabilities, revenues and expenses have increased significantly as a result of these Partner Buyouts. Had the 11 properties included in the Partner Buyouts completed in 2022 been included as of January 1, 2022 in our consolidated statements of operations, such properties would have contributed, for the six months ended June 30, 2022, an aggregate of $17.5 million of rental income and $16.4 million of expense (including $4.3 million of mortgage interest expense and $4.8 million of depreciation expense).
Completed Purchases of the Remaining Interests of Joint Venture Partners
Set forth below is information regarding the Partner Buyouts completed during the periods indicated below. Except as otherwise indicated, the mortgage debt reflects the debt that was on such property at the time of the purchase of the remaining interest. The purchase price gives effect to our purchase of the joint venture partners' "promote interests" (as more fully described in the Annual Report) (dollars in thousands):

During the Three Months Ended June 30, 2022

Property Name	Location	Units	Percent Acquired	Purchase Price (1)	Mortgage Debt (2)	Closing Date	Interest Rate	Maturity
Vanguard Heights	Creve Couer, MO	174	21.6%	$4,880	$29,700	April 2022	4.41%	July 2031
Jackson Square	Tallahassee, FL	242	20.0%	7,215	21,524	May 2022	4.19%	September 2027
Brixworth at Bridge Street (3)	Huntsville, AL	208	20.0%	10,697	11,147	May 2022	4.25%	June 2032
Woodland Apartments	Boerne, TX	120	20.0%	3,881	7,905	May 2022	4.74%	February 2026
Grove at River Place (4)	Macon, GA	240	20.0%	7,485	11,426	June 2022	4.39%	February 2026
	Total	984		$34,158	$81,702
____________________________________
(1) Excludes closing costs and operating cash acquired from the joint ventures.
(2) Excludes fair value adjustments of $945 determined as part of the purchase price allocation.
(3) The original mortgage debt of $11,147 was refinanced with a new ten-year mortgage debt of $18,592 immediately following the buyout.
(4) Includes a supplemental mortgage of $1,056 which was paid off immediately following the buyout.

Subsequent to the quarter ended June 30, 2022, the Company completed the purchase of partners' remaining interests in five joint ventures that own the properties identified below:

Property Name	Location	Units	Percent Acquired	Purchase Price	Closing Date	Estimated Amount of Debt to be Included on our Consolidated Balance Sheet (1)	Maturity	Interest Rate
Civic Center I	Southaven, MS	392	25%	$18,233	July 12, 2022	$27,429	March 2026	4.24%
Civic Center II	Southaven, MS	384	25%	17,942	July 12, 2022	30,153	September 2026	3.73%
Abbotts Run	Willmington, NC	264	0.20	9,010	July 14, 2022	23,160	July 2030	4.71%
Somerset at Trussville	Birmingham, AL	328	20%	10,558	July 19, 2022	32,250	June 2029	4.19%
Magnolia Pointe at Madison	Madison, AL	204	20%	7,246	Aug 3, 2022	15,000	January 2028	4.08%
	Total	1,572		$62,989		$127,992
(1) Excludes fair value adjustments to be determined as part of the purchase price allocations

Joint Venture Property Dispositions

Completed Dispositions
On June 14, 2022, the unconsolidated joint venture that owns Retreat at Cinco Ranch, located in Katy, Texas and in which we hold a 75% equity interest, sold the property for $68.3 million, recognized a $30.6 million gain on the sale of this property and recorded a $1.1 million mortgage prepayment charge. As a result of the sale, we recorded a $17.4 million gain and $686,000 mortgage prepayment charge, representing our share of the gain and the mortgage prepayment charge, respectively. The mortgage debt securing the property and paid off in connection with the sale was in principal amount of $30.1 million, with a remaining term to maturity of 3.6 years and an interest rate of 4.44%. In 2021, this property contributed $336,000 of equity in loss of unconsolidated joint ventures.
On June 30, 2022, the unconsolidated joint venture that owns The Vive, a 312-unit multi-family property located in Kannapolis, NC, in which we hold a 65% equity interest, sold the property for $91.3 million, recognized a $47.1 million gain on the sale of this property and recorded a $1.6 million mortgage prepayment charge. As a result of the sale, we recorded a $22.7 million gain and $787,000 share of the mortgage prepayment charge, representing our share of the gain and the mortgage prepayment charge, respectively. The mortgage debt securing the property and paid off in connection with the sale was in principal amount of $31.4 million, with a remaining term to maturity of 29.7 years and an interest rate of 3.52%. In 2021, this property contributed $77,000 of equity in earnings of unconsolidated joint ventures.

Anticipated Dispositions
On June 20, 2022, an unconsolidated joint venture in which we hold an 80% equity interest entered into an agreement to sell Waters Edge at Harbison, a 204-unit multi-family property located in Columbia, SC, for a sales price of approximately $32.4 million. We anticipate that this transaction, which is subject to the satisfaction of customary closing conditions, will be completed in August/September 2022, and we estimate that we will recognize a gain on the sale of this property of approximately $11.5 million, and an approximate $263,000 mortgage prepayment charge, representing our share of the gain and the mortgage prepayment charge, respectively. As of June 30, 2022, this property had mortgage debt of $12.3 million with a remaining term to maturity of 4.2 years and an interest rate of 4.28%. In 2021, this property contributed $66,000 of equity in loss of unconsolidated joint ventures.
Other Activities During the Three Months Ended June 30, 2022
Dividend increase
We increased our quarterly dividend by to $0.25, an increase of 8.7% from the immediately preceding dividend payment. This dividend was payable on July 8, 2022.
Sale of Common Stock Pursuant to the ATM Program

We sold 137,477 shares pursuant to our at-the-market offering program at an average price of $22.75 per share. Net proceeds after commissions and fees was $3.1 million.

Equity Incentive Program Activity

In June 2022, we awarded to 16 individuals restricted stock units (“RSUs”) and related dividend equivalent rights to acquire an aggregate of up to 212,69 shares of common stock,. Generally, the awards vest in 2025 subject to satisfaction of, among other things, market and performance conditions similar to the RSUs granted in 2021. See note 3 to our consolidated financial statements.
Dividend Reinvestment Plan
See Note 3 to our consolidated financial statements for information regarding our dividend reinvestment plan.

Results of Operations – Three months ended June 30, 2022 compared to three months ended June 30, 2021.
As used herein, the term "same store properties" refers to operating properties that were owned for the entirety of the periods presented. For the three and six months ended June 30, 2022 and 2021, there were seven same store properties in our consolidated portfolio.

Revenues

The following table compares our revenues for the periods indicated:

	Three Months Ended June 30,
(Dollars in thousands):	2022	2021	Increase (Decrease)	% Change
Rental and other revenue from real estate properties	$14,683	$6,958	$7,725	111.0%
Other income	2	3	(1)	(33.3)%
Total revenues	$14,685	$6,961	$7,724	111.0%

Rental and other revenue from real estate properties

The increase is due to the following changes:

•$7.5 million due to the Partner Buyouts, including $1.8 million from the Partner Buyouts completed during the three months ended June 30, 2022; and
•$683,000 primarily due to an increase in average rental rates at same store properties.

Offsetting the increase is a $423,000 decrease due to the sale of the Kendall Manor property in May 2021 (the "Kendall Sale").

Expenses

The following table compares our expenses for the periods indicated:

	Three Months Ended June 30,
(Dollars in thousands)	2022	2021	Increase (Decrease)	% Change
Real estate operating expenses	$6,348	$3,166	$3,182	100.5%
Interest expense	2,912	1,609	1,303	81.0%
General and administrative	3,533	3,154	379	12.0%
Impairment charge	—	520	(520)	N/M
Depreciation and amortization	5,010	1,416	3,594	253.8%
Total expenses	$17,803	$9,865	$7,938	80.5%

Real estate operating expense.

The increase is due primarily to:

•$3.3 million relating to the Partner Buyouts, including $731,000 from the Partner Buyouts completed during the three months ended June 30, 2022; and
•$279,000 at same store properties due to a $93,000 increase in replacement costs and a $186,000 increase across other expense categories.

The increase was offset by a decline of $357,000 due to the Kendall Sale.

Interest expense.

The change is due to a $1.6 million increase from the Partner Buyouts, including $618,000 from the Partner Buyouts completed during the three months ended June 30, 2022. This was offset by decreases of $354,000 due to the payoff of $31.9 million of mortgage debt in 2021, $208,000 due to the payoff of the Avalon Debt (i.e., $14.6 million of mortgage debt on Avalon Apartments - Pensacola, FL) in the three months ended March 31, 2022 and $107,000 due to the Kendall Sale. We anticipate that our interest expense will increase due to the Partner Buyouts, the increasing interest rate on our junior subordinated notes and the increase in borrowings from, and the interest rate on, our credit facility. See Item 3 "Quantitative and Qualitative Disclosures About Market Risks" for information regarding the impact of changing interest rates on our floating rate junior subordinated notes.

General and administrative.

The increase is due primarily to a $431,000 increase in non-cash compensation expense including increases of:

•$216,000 due to the inclusion, for the entire three months ended June 30, 2022 of the amortization expense related to the performance and market based restricted stock units (the "RSUs") granted in June 2021;
•$111,000 due to the inclusion, for the entire three months ended June 30, 2022, of the amortization expense with respect to the restricted stock granted in June 2021; and
•$104,000 due to the amortization expense related to restricted stock granted in January 2022 (as a result of the higher fair value of the shares granted in 2021 in comparison to the restricted stock granted in 2017).
Offsetting this increase was a reduction of professional fees of $182,000 due primarily to the inclusion, in the corresponding period of the prior year, of costs related to a terminated stock offering.

Impairment charge

In the three months ended June 30, 2021, we recorded an impairment charge of $520,000 representing the excess of the book value of our investment in the Opop Tower and Loft properties, St Louis, MO, over the anticipated selling price of the investment. There was no comparable charge in the current period.

Depreciation and amortization
The increase is due primarily to $3.6 million from the Partner Buyouts, including $ 870,000 from the Partner Buyouts completed during the three months ended June 30, 2022.

Loss on extinguishment of debt

In the three months ended June 30, 2022, we incurred a $563,000 of loss on extinguishment of debt in connection with the refinance of a mortgage that occurred in connection with a Partner Buyout. There was no comparable expense in the corresponding period of the prior year.

Income tax provision

In the three months ended June 30, 2022, income tax provision increased to $724,000 from $67,000 in the corresponding period of the prior years due to an increase in state level taxes accrued, the result of higher income in the current period and the reduction in certain states in net operating loss carryforwards available to offset the income.

Unconsolidated Joint Ventures - Results of Operations

Equity in earnings (loss) of unconsolidated joint ventures.
The table below reflects the condensed income statements of our Unconsolidated Properties. In accordance with US generally accepted accounting principles, each of the line items in the chart below (other than equity in income (loss) of unconsolidated joint ventures and equity in earnings from sale of unconsolidated joint ventures) is presented as if these properties are wholly owned by us although our equity interests in these properties ranges from 17.45% to 80% (see note 8 of our consolidated financial statements) (dollars in thousands):

	Three Months Ended June 30,
	2022	2021	Increase (Decrease)	% change
Rental and other revenues from unconsolidated joint ventures	$22,107	$33,005	$(10,898)	(33.0)%

Real estate operating expense from unconsolidated joint ventures	9,842	15,233	(5,391)	(35.4)%
Interest expense from unconsolidated joint ventures	4,893	8,472	(3,579)	(42.2)%
Depreciation from unconsolidated joint ventures	5,208	9,791	(4,583)	(46.8)%
Total expenses from unconsolidated joint ventures	19,943	33,496	(13,553)	(40.5)%

Total revenues less total expenses from unconsolidated joint ventures	2,164	(491)	2,655	540.7%

Other equity earnings	22	5	17	340.0%
Impairment of assets from unconsolidated joint ventures	—	(490)	490	N/A
Insurance recoveries from unconsolidated joint ventures	—	490	(490)	N/A
Gain on insurance recoveries from unconsolidated joint ventures	52	—	52	N/A
Loss on extinguishment of debt from unconsolidated joint ventures	(2,888)	—	(2,888)	N/A
Gain on sale of real estate from unconsolidated joint ventures	77,681	—	77,681	N/A
Net income (loss) from unconsolidated joint ventures	$77,031	$(486)	$77,517	N/A

Equity in earnings (loss) of unconsolidated joint ventures and equity in earnings from sale of unconsolidated joint venture properties	$40,048	$(492)	$40,540
Set forth below is an explanation of the most significant changes in the components of the equity in earnings (loss) of unconsolidated joint ventures. Same store properties at Unconsolidated Properties represent 14 properties that were owned for the entirety of the periods being compared.
Rental and other revenues from unconsolidated joint ventures
The decrease is composed of :

•$6.0 million from the Partner Buyouts, including a net $1.4 million from the Partner Buyouts effected during the three months ended June 30, 2022;
•$4.7 million from the sale in 2021 of the properties by the unconsolidated joint ventures which owned The Avenue Apartments-Ocoee, FL and Parc at 980-Lawrenceville, GA (collectively, the "Avenue/Parc Sales");
•$916,000 from the sale in 2021 of the properties owned by the unconsolidated joint ventures which owned Verandas at Shavano - San Antonio, TX ("Shavano"), Retreat at Cinco Ranch - Katy, TX ("Cinco") and The Vive - Kanapolis, NC, (the "Vive"; collectively with Shavano and Cinco, the "Shavano/Cinco/Vive Sales"), and in particular, the sale of Shavano; and
•$863,000 from the sale in 2021 of our interests in the unconsolidated joint ventures that owned Anatole Apartments-Daytona Beach, FL and Tower at Opop and Lofts at Opop-St. Louis, MO (collectively, the "Anatole/Opop Sales").

Offsetting the decrease was $1.6 million increase from same store sales, including $1.5 million from increased rental rates.

Real estate operating expenses from unconsolidated joint ventures
The decrease is composed of:

•$2.9 million from the Partner Buyouts, including $614,000 from the Partner Buyouts completed during the three months ended June 30, 2022;
•$2.0 million from the Avenue/Parc Sales;
•$697,000 from the Shavano/Cinco/Vive Sales, including $547,000 from the sale of Shavano; and
•$540,000 from the Anatole/Opop Sales.

Offsetting this decrease was a $762,000 increase in such expenses at same store properties, with expenses generally increasing across most expense categories including payroll, utilities and repairs and maintenance.

Interest expense from unconsolidated joint ventures.
The decrease is due to the decrease in mortgage debt due to property sales and the Partner Buyouts-in particular:
•$1.7 million from the Partner Buyouts, including $551,000 from the Partner Buyouts completed during the three months ended June 30, 2022;
•$1.1 million from the Avenue/Parc Sales;
•$365,000 from the sale of Shavano and The Vive; and
•$358,000 from the Anatole/Opop Sales.

Depreciation from unconsolidated joint ventures
The decrease is composed of:
•$2.2 million from the Partner Buyouts, including $539,000 from the Partner Buyouts completed during the three months ended June 30, 2022;
•$1.1 million from the Avenue/Parc Sale;
•$898,000 from the Shavano/Cinco/Vive Sales; and
•$371,000 from the Anatole/Opop Sales.

Impairment of assets from unconsolidated joint ventures

During the three months ended June 30, 2021, we recognized $490,000 of impairment charges at two properties located in Texas due to storm damage in 2021 (the "Texas Storm"); there were no comparable charges in the current period.

Insurance recoveries from unconsolidated joint ventures

During the three months ended June 30, 2021, we recognized $490,000 of insurance recoveries related to the impairment charges resulting from the Texas Storm; there were no comparable recoveries in the current period.

Loss on extinguishment of debt
See " - Completed Dispositions" for information about the loss on extinguishment of debt from the sales of Cinco and The Vive. There was no comparable loss in the three months ended June 30, 2021.
Gain on sale of real estate from unconsolidated joint ventures
See "- Completed Dispositions" for information about the gain from the sales of Cinco and The Vive. There was no comparable gain in the three months ended June 30, 2021.

Results of Operations – Six months ended June 30, 2022 compared to six months ended June 30, 2021.
Revenues

The following table compares our revenues for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands):	2022	2021	Increase (Decrease)	% Change
Rental and other revenue from real estate properties	26,113	14,053	$12,060	85.8%
Other income	6	7	(1)	(14.3)%
Total revenues	$26,119	$14,060	$12,059	85.8%

Rental and other revenue from real estate properties

The increase is due to the following changes:

•$11.9 million due to the Partner Buyouts including $3.1 million from the Partner Buyouts completed during the six months ended June 30, 2022; and
•$1.2 million primarily due to an increase in average rental rates at same store properties.

Offsetting the increase is a $1.2 million decrease due to the Kendall Sale.

Expenses

The following table compares our expenses for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021	Increase (Decrease)	% Change
Real estate operating expenses	11,101	6,283	$4,818	76.7%
Interest expense	4,933	3,269	1,664	50.9%
General and administrative	7,166	6,268	898	14.3%
Impairment charges	—	520	(520)	N/M
Depreciation and amortization	8,616	2,953	5,663	191.8%
Total expenses	31,816	19,293	$12,523	64.9%

Real estate operating expense.

The increase is due primarily to:

•$5.2 million relating to the Partner Buyouts, including $1.4 million from the Partner Buyouts completed during the six months ended June 30, 2022; and
•$503,000 at same store properties due to increases of $134,000 in replacement costs, $96,000 in payroll and costs and $273,000 across other expense categories.

The increase was offset by a decline of $813,000 due to the Kendall Sale.

Interest expense.

The change is due to a (i) $2.9 million increase from the inclusion of interest expense related to the Partner Buyouts, including $905,000 from Partner Buyouts completed during the six months ended June 30, 2022 and (ii) $115,000 due to the increase in interest expense on our floating rate junior subordinated notes. The increase was offset by a $820,000 decrease due to the payoff of $31.9 million of mortgage debt in 2021, $280,000 related to the payoff of the Avalon Debt and $271,000 due to the Kendall Sale. See Item 3 "Quantitative and Qualitative Disclosures About Market Risks" for information regarding the impact of changing interest rates on our floating rate junior subordinated notes.

General and administrative.

The increase is due to a:

•$867,000 increase in non-cash compensation expense including increases of:
–$429,000 due to the inclusion, for the entire six months ended June 30, 2022, of the amortization expense related to the RSUs granted in June 2021;
–$254,000 due to the inclusion, for the entire six months ended June 30, 2022, of the amortization expense related to the restricted stock granted in June 2021; and
–$184,000 due to the amortization expense related to the restricted stock granted in January 2022 (as a result of the higher fair value of the shares granted in 2022 in comparison to the restricted stock granted in 2017); and
•$139,000 increase in cash compensation costs, including compensation allocated pursuant to the shared services agreement.
The increase was offset by the inclusion, in the corresponding period of the prior year, of $230,000 of professional fees and other costs incurred in connection with a terminated stock offering.
Impairment Charges
In the corresponding period of the prior year, we recorded an impairment charge of $520,000 representing the excess of the book value of our investment in the Opop Tower and Loft properties, St Louis, MO, over the anticipated selling price of the investment. There was no comparable charge in the current period.

Depreciation and amortization

The increase is due primarily to the inclusion of $5.8 million of such expense from the Partner Buyouts, including $1.4 million from the Partner Buyouts completed during the six months ended June 30, 2022, offset by $123,000 from the Kendall Sale.

Gain on Sale of Real Estate

In the six months ended June 30, 2021, we recognized a $7.3 million gain on the Kendall Sale. There was no comparable gain in the six months ended June 30, 2022.

Gain on Sales of Partnership Interest

In the six months ended June 30, 2021, we sold our interest in a joint venture that owned Anatole Apartments - Daytona, Beach, FL and recognized a gain of $2.2 million. There was no comparable gain in the six months ended June 30, 2022.

Loss on extinguishment of debt

In the six months ended June 30, 2021, we incurred $563,000 of loss on extinguishment of debt with the refinance of a mortgage that took place with a Partner Buyout. There was no comparable expense in the corresponding period of the prior year.

Income tax provision

In the six months ended June 30, 2022 income tax provision increased to $798,000 from $124,000 in the corresponding period of the prior year due to an increase in state level taxes accrued, the result of higher income in the current period and the reduction in certain states in net operating loss carryforwards available to offset the income.

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

	Six Months Ended June 30,
	2022	2021	Increase (Decrease)	% change
Rental and other revenues from unconsolidated joint ventures	$47,338	$65,677	$(18,339)	(27.9)%

Real estate operating expense from unconsolidated joint ventures	21,011	30,936	(9,925)	(32.1)%
Interest expense from unconsolidated joint ventures	10,919	16,994	(6,075)	(35.7)%
Depreciation from unconsolidated joint ventures	11,844	20,176	(8,332)	(41.3)%
Total expenses from unconsolidated joint ventures	43,774	68,106	(24,332)	(35.7)%

Total revenues less total expenses from unconsolidated joint ventures	3,564	(2,429)	5,993	246.7%

Other equity earnings	77	14	63	450.0%
Impairment of assets from unconsolidated joint ventures	—	(2,813)	2,813	N/A
Insurance recoveries from unconsolidated joint ventures	—	2,813	(2813)	N/A
Gain on insurance recoveries from unconsolidated joint ventures	567	—	567	N/A
Loss on extinguishment of debt from unconsolidated joint ventures	(2,918)	—	(2,918)	N/A
Gain on sale of real estate from unconsolidated joint ventures	101,333	—	101,333	N/A
Net income (loss) from unconsolidated joint ventures	102,623	(2,415)	$105,038	N/A

Equity in earnings (loss) of unconsolidated joint ventures and equity in earnings from sale of unconsolidated joint venture properties	$54,239	$(1,837)	$56,076
Set forth below is an explanation of the most significant changes in the components of the equity in earnings (loss) of unconsolidated joint ventures. Same store properties at Unconsolidated Properties represent 14 properties that were owned for the entirety of the periods being compared and excludes four properties, three of which were sold and the fourth which is the subject of the Consolidating Transaction.
Rental and other revenues from unconsolidated joint ventures
The decrease is composed of :

•$9.2 million from the Avenue/Parc Sales;
•$9.2 million from the Partner Buyouts, including $2.1 million from the Partner Buyouts completed during the six months ended June 30, 2022;
•$2.2 million from the Anatole/Opop Sales; and
•a net $1.1 million, primarily due to the sale of Shavano.

Offsetting the decrease was $3.5 million increase from same store sales, including $2.8 million from increased rental rates, $584,000 from increased occupancy, and $136,000 from increased ancillary fees.

Real estate operating expenses from unconsolidated joint ventures
The decrease is composed of:

•$4.5 million from the Partner Buyouts, including $973,000 from the Partner Buyouts completed during the six months ended June 30, 2022;
•$3.9 million from the Avenue/Parc Sales;
•$1.4 million from the Anatole/Opop Sales; and
•$870,000 from the sales of Shavano and Cinco, including $786,000 from the sale of Shavano.

Offsetting this decrease was a $782,000 increase in such expenses at same store properties, resulting from increases in payroll, utilities and repairs and maintenance.

Interest expense from unconsolidated joint ventures.
The decrease is due to the decrease in mortgage debt due to property sales and the Partner Buyouts-in particular:
•$2.7 million from the Partner Buyouts, including $840,000 from the Partner Buyouts completed during the six months ended June 30, 2022;
•$2.2 million from the Avenue/Parc Sales;
•$822,000 from the Anatole/Opop Sales; and
•$322,000 from the sales of Shavano and Cinco.

Depreciation from unconsolidated joint ventures
The decrease is composed of:
•$3.7 million from the Partner Buyouts, including $917,000 from the Partner Buyouts completed during the six months ended June 30, 2022;
•$2.4 million from the Avenue/Parc Sale;
•$1.2 million from the Shavano/Cinco/Vive Sales; and
•$882,000 from the Anatole/Opop Sales

Impairment of assets from unconsolidated joint ventures

During the six months ended June 30, 2021, we recognized $2.8 million of impairment charges at three properties located in Texas due to storm damage in 2021 (the "Texas Storm"); there were no comparable charges in the current period.

Insurance recoveries from unconsolidated joint ventures

During the six months ended June 30, 2021, we recognized $2.8 million of insurance recoveries related to the impairment charges resulting from the Texas Storm; there were no comparable recoveries in the current period.

Gain on insurance recoveries from unconsolidated joint ventures.
In the six months ended June 30, 2022, we recognized $567,000 in gains primarily due to the fact that the amounts we received on claims related to insurance recoveries from the Texas Storm exceeded the assets previously written-off.
Loss on early extinguishment of debt from unconsolidated joint ventures
See "- Completed Dispositions" for information about the loss on extinguishment of debt from the sales of Cinco and The Vive. There was no comparable charge in the six months ended June 30, 2021.
Gain on sale of real estate from unconsolidated joint ventures
See "- Completed Dispositions" for information about the gain from the Shavano/Cinco/Vive Sales. There was no comparable gain in the six months ended June 30, 2021.

Liquidity and Capital Resources
We require funds to pay operating expenses and debt service obligations, acquire properties (including the acquisition of interests of our joint venture partners) , make capital and other improvements, fund capital contributions, pay dividends and, to the extent we deem appropriate, reduce, other than in the ordinary course, our indebtedness over time. Generally, our primary sources of capital and liquidity are the operations of our multi-family properties (including distributions from the operations of our multi-family joint ventures and distributions from sale transactions), mortgage debt financings and re-financings, our share of the proceeds from the sale of properties, the sale of shares of our common stock pursuant to our at-the-market equity distribution program, borrowings from our credit facility and our available cash (including restricted cash). On June 30, 2022 and August 5, 2022, our cash and cash equivalents, were approximately $57.0 million and $13.9 million, respectively, and excludes funds held at our unconsolidated joint ventures.
We anticipate that from July 1, 2022 through 2024, our operating expenses, $93.4 million of mortgage amortization and interest expense (including $56.3 million from unconsolidated joint ventures), and $14.9 million of balloon payments due with respect to mortgages maturing from 2022 to 2024, estimated cash dividend payments of at least $46.8 million (assuming (i) the current quarterly dividend rate of $0.25 per share and (ii) 18.7 million shares outstanding), will be funded from cash generated from operations (including distributions from unconsolidated joint ventures), sales of properties and, to the extent available, our credit facility. Our operating cash flow and available cash is insufficient to fully fund the $14.9 million of balloon payments, and if we are unable to refinance such debt, we may need to issue additional equity or dispose of properties, in each case on potentially unfavorable terms.

At June 30, 2022, we had mortgage debt of $689.9 million (including $390.0 million of mortgage debt of our unconsolidated subsidiaries). The mortgage debt at our: (i) consolidated subsidiaries had a weighted average interest rate of 3.91% and a weighted average remaining term to maturity of approximately 9.15 years, and (ii) at our unconsolidated subsidiaries had a weighted average interest rate of 4.00% and a remaining term to maturity of approximately 6.25 years.
Capital improvements at (i) nine multi-family properties will be funded by approximately $4.8 million of restricted cash available at June 30, 2022 and the cash flow from operations at such properties and (ii) other properties will be funded from the cash flow from operations of such properties.
Junior Subordinated Notes
As of June 30, 2022, $37.4 million (excluding deferred costs of $287,000) in principal amount of our junior subordinated notes is outstanding. These notes mature in April 2036, contain limited covenants (including covenants prohibiting us from paying dividends or repurchasing capital stock if there is an event of default (as defined therein) on these notes), are redeemable at our option and bear an interest rate, which resets and is payable quarterly, of three-month LIBOR plus 200 basis points. At August 5, 2022, June 30, 2022 and 2021, the interest rate on these notes was 4.78%, 3.29% and 2.19%, respectively.
Credit Facility
Our credit facility with VNB New York, LLC, an affiliate of Valley National Bank (collectively, "VNB"), as amended and restated, allows us to borrow, subject to compliance with borrowing base requirements and other conditions, up to $35 million, (i) for the acquisition of, and investment in, multi-family properties, (ii) to repay mortgage debt secured by multi-family properties and (iii) for Operating Expenses (i.e., working capital (including dividend payments) and operating expenses); provided, that not more than $15 million may be used for Operating Expenses. (The facility provides that it may be expanded to provide for up to $60 million of availability if another lender(s) is willing to provide an additional $25 million of availability). The credit facility is secured by cash accounts maintained by us at VNB (and we are required to maintain substantially all of our bank accounts at VNB), and the pledge of our interests in the entities that own the unencumbered multi-family properties used in calculating the borrowing base. The credit facility bears an annual interest rate, which resets daily, of 25 basis points over the prime rate, with a floor of 3.50%. There is an annual fee of 0.25% on the total amount committed by VNB and unused by us. The credit facility matures in November 2024. As of the date of this filing, $22 million is outstanding on the credit facility and $13 million is available to be borrowed thereunder.
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
At June 30, 2022, we were in compliance in all material respects with the requirements of the facility.

Other Financing Sources and Arrangements

At June 30, 2022, we are joint venture partners in unconsolidated joint ventures which own 15 multi-family properties (including a development project) and the distributions to us from these joint venture properties ($54.9 million (including $51.7 million from the sale of two properties) in the quarter ended June 30, 2022) are a material source of our liquidity and cash flow. Further, we may be required to make significant capital contributions with respect to these properties. At June 30, 2022, these joint venture properties have a net equity carrying value of $79.8 million and are subject to net mortgage debt, which is not reflected on our consolidated balance sheet, of $390.0 million. Although BRT Apartments Corp. is not the obligor with respect to such mortgage debt, the loss of any of these properties due to mortgage foreclosure or similar proceedings would have a material adverse effect on our results of operations and financial condition. These joint venture arrangements have been, and we anticipate that they will continue to be, material to our liquidity and capital resource position. See note 8 to our consolidated financial statements.

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

Our net operating loss at December 31, 2021 was approximately $36.0 million and we anticipate applying this amount to offset income generated in 2022. On July 8, 2022, we paid a quarterly cash dividend of $0.25 per share.

We carefully monitor our discretionary spending. Our largest recurring discretionary expenditure has been our quarterly dividend (which was $0.25 per share of common stock, or in the approximate amount of $4.7 million, for the most recent quarter). Each quarter, our board of directors evaluates the timing and amount of our dividend based on its assessment of, among other things, our short and long- term cash and liquidity requirements, prospects, debt maturities, projections of our REIT taxable income, net income, funds from operations, and adjusted funds from operations.

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

The tables below provides a reconciliation of net loss determined in accordance with GAAP to FFO and AFFO on a dollar and per share basis for each of the indicated periods (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
GAAP Net income attributable to common stockholders	$35,607	$6,027	$47,115	$2,262
Add: depreciation of properties	5,010	1,416	8,616	2,953
Add: our share of depreciation in unconsolidated joint venture properties	3,259	6,276	7,577	12,875
Add: Impairment charge	—	520	—	520
Add: our share of impairment charge in unconsolidated joint venture properties	—	348	—	2,010
Deduct: our share of equity in earnings from sale of unconsolidated joint venture properties	(40,098)	—	(53,059)	—
Deduct: gain on sale of real estate and partnership interests	—	(9,523)	(6)	(9,523)
Adjustments for non-controlling interests	(4)	(4)	(8)	(8)
NAREIT Funds from operations attributable to common stockholders	3,774	5,060	10,235	11,089

Adjustments for: straight-line rent accruals	6	(10)	12	(20)
Add: loss on extinguishment of debt	563	—	563	—
Add: our share of loss on extinguishment of debt from unconsolidated joint venture properties	1,473	—	1,492	—
Add: amortization of restricted stock and RSU expense	1,001	569	1,975	1,107
Add: amortization of deferred mortgage and debt costs	102	73	179	153
Add: our share of deferred mortgage costs from unconsolidated joint venture properties	73	143	166	291
Less: our share of insurance recovery	—	(348)	—	(2,010)
Less: our share of gain on insurance proceeds from unconsolidated joint venture properties	(46)	—	(432)	—
Adjustments for non-controlling interests	(1)	2	(2)	4
Adjusted funds from operations attributable to common stockholders	$6,945	$5,489	$14,188	$10,614

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss) attributable to common stockholders	$1.91	$0.34	$2.53	$0.13
Add: depreciation of properties	0.26	0.09	0.46	0.17
Add: our share of depreciation in unconsolidated joint venture properties	0.17	0.35	0.41	0.73
Add: Impairment charge	—	0.03	—	0.03
Add: our share of impairment charge in unconsolidated joint venture properties	—	0.02	—	0.11
Deduct: our share of equity in earnings from sale of unconsolidated joint venture properties	(2.14)	—	(2.85)	—
Deduct: gain on sale of real estate and partnership interests	—	(0.54)	—	(0.54)
Adjustment for non-controlling interests	—	—	—	—
NAREIT Funds from operations per diluted common share	0.20	0.29	0.55	0.63

Adjustments for: straight line rent accruals	—	—	—	—
Add: loss on extinguishment of debt	0.03	—	0.03	—
Add: our share of loss on extinguishment of debt from unconsolidated joint venture properties	0.08	—	0.08	—
Add: amortization of restricted stock and RSU expense	0.05	0.03	0.10	0.06
Add: amortization of deferred mortgage and debt costs	0.01	—	0.01	0.01
Add: our share of deferred mortgage and debt costs from unconsolidated joint venture properties	—	0.01	0.01	0.02
Less: our share of insurance recovery from unconsolidated joint venture properties	—	(0.02)	—	(0.11)
Less: our share of gain on insurance proceeds from unconsolidated joint venture properties	—	—	(0.02)	—
Adjustments for non-controlling interests	—	—	—	—
Adjusted funds from operations per diluted common share	$0.37	$0.31	$0.76	$0.61

Diluted shares outstanding for FFO and AFFO	18,661	17,320	18,616	17,521
Three Months Ended June 30, 2022 and 2021
FFO for the three months ended June 30, 2022 decreased from the corresponding quarter in the prior year primarily due to increases in mortgage prepayment charges, state income taxes and non-cash compensation expense, and a decrease in insurance recoveries. The decrease was offset by our share of reduced interest expense at our unconsolidated subsidiaries and improved operating margins at same store properties.
AFFO for the three months ended June 30, 2022 increased from the three months ended June 30, 2021, primarily reflecting improved operating margins and our share of reduced interest expense at our unconsolidated subsidiaries, offset by the increase in state income tax.
Diluted per share FFO and AFFO were impacted in the three months ended June 30, 2022 by a 1.3 million increase in the weighted average shares of common stock outstanding from the second quarter of 2021 through the current quarter, primarily due to stock issuances pursuant to our at-the market offering and our equity incentive programs.

Six Months Ended June 30, 2022 and 2021 - See "Results of Operations - Three Months Ended June 30, 2022 compared to three months ended June 30, 2021", for a discussion of these changes.
FFO decreased for the six months ended June 30, 2022 from the corresponding period in the prior year primarily due to the inclusion in the six months ended June 30, 2021 of significant insurance recoveries, and in the six months ended June 30, 2022, increases in the early extinguishment of debt charges, restricted stock and RSU amortization expense, and state income tax expense. The decrease was offset by increased operating margins across our portfolio and our share of reduced interest expense at our unconsolidated subsidiaries.
AFFO increased for the six months ended June 30, 2022 from the corresponding period in 2021 primarily due to the increased operating margins across our portfolio and our share of reduced interest expense at our unconsolidated subsidiaries, offset by increased income tax expense.
Diluted per share FFO and AFFO were impacted in the six months ended June 30, 2022 by a 1.1 million increase in the weighted average shares of common stock outstanding from January 1, 2021 through the current quarter, primarily due to stock issuances pursuant to our at-the-market offering and equity incentive programs.

See - "Results of Operations - Six Months Ended June 30, 2022 compared to the six months ended June 30, 2021", for a discussion of these changes.

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

The following table provides a reconciliation of net income attributable to common stockholders as computed in accordance with GAAP to NOI of our consolidated properties for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
GAAP Net income attributable to common stockholders	$35,607	$6,027	$47,115	$2,262
Less: Other Income	(2)	(3)	(6)	(7)
Add: Interest expense	2,912	1,609	4,933	3,269
General and administrative	3,533	3,154	7,166	6,268
Impairment charge	—	520	—	520
Depreciation	5,010	1,416	8,616	2,953
Provision for taxes	724	67	798	124
Less: Gain on sale of real estate	—	(7,279)	(6)	(7,279)
Gain on sale of partnership interest	—	(2,244)	—	(2,244)
Equity in earnings from sale of unconsolidated joint venture properties	(40,098)	—	(53,059)	—
Add: Loss on extinguishment of debt	563	—	563	—
Adjust for: Equity in (earnings) loss of unconsolidated joint venture properties	50	492	(1,180)	1,837
Add: Net income attributable to non-controlling interests	36	33	72	67
Net Operating Income	$8,335	$3,792	$15,012	$7,770

Less: Non-same store Net Operating Income (loss)	$4,452	$313	$(7,293)	$(845)
Same store Net Operating Income	$3,883	$3,479	$7,719	$6,925

For the three months ended June 30, 2022, NOI increased $4.5 million from the corresponding period in 2021 primarily due to a $7.7 million increase in rental revenues (and in particular, the impact of the Partner Buyouts) offset by a $3.2 million increase, primarily from the Partner Buyouts, in real estate operating expenses. Same store NOI in the three months ended June 30, 2022 increased by $404,000 from the corresponding period in 2021, due to a $683,000 increase in rental revenues (and in particular, the increase in average rental rates) offset by a $279,000 increase in real estate operating expenses. See "-Results of Operations - Three Months Ended June 30, 2022 Compared to the three Months ended June 30, 2021 " for a discussion of these changes.

For the six months ended June 30, 2022, NOI increased $7.2 million from the corresponding period in 2021 primarily due to a $12.1 million increase in rental revenues (and in particular, the impact of the Partner Buyouts) offset by a $4.8 million increase, primarily from the Partner Buyouts, in real estate operating expenses. Same store NOI in the six months ended June 30, 2022, increased by $794,000 from the corresponding period in 2021, due to a $1.3 million increase in rental revenues (and in particular, the increase in average rental rates) offset by a $503,000 increase in real estate operating expenses. See "-Results of Operations - Six Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021 " for a discussion of these changes.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

All of our mortgage debt bears interest at fixed rates. Our junior subordinated notes bear interest at the rate of three month LIBOR plus 200 basis points. At June 30, 2022, the interest rate on these notes was 2.30%. A 100 basis point increase in the rate would increase our related interest expense by approximately $374,000 annually and a 100 basis point decrease in the rate would decrease our related interest expense by $112,000 annually.

Item 4. Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based upon that evaluation, these officers concluded that as of June 30, 2022 our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

There are no material changes to the status of the litigation we disclosed in our Annual Report.

From time to time, we are party to legal proceedings that arise in the ordinary course of our business, and in particular, personal injury claims involving the operations of our properties. Although we believe that the primary and umbrella insurance coverage maintained with respect to our properties is sufficient to cover claims for compensatory damages, many of these personal injury claims also assert exemplary(i.e punitive) damages. Generally, insurance does not cover claims for exemplary damages and we may be adversely affected if claims for exemplary damages are asserted successfully.

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
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements. XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Date File (formatted as inline XBRL and contained in Exhibit 101)
_______________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRT APARTMENTS CORP.

August 8, 2022	/s/ Jeffrey A. Gould
Jeffrey A. Gould, President and
Chief Executive Officer

August 8, 2022	/s/ George Zweier
George Zweier, Vice President
and Chief Financial Officer
(principal financial officer)