Form 10-Q
period 2022-09-30
BRT Apartments Corp.
filed 2022-11-09
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

18,940,249 Shares of Common Stock,
par value $0.01 per share, outstanding on November 4, 2022

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

Part I ‑ FINANCIAL INFORMATION
Item 1. Financial Statements

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	September 30, 2022	December 31, 2021
	(unaudited)	(audited)
ASSETS
Real estate properties, net of accumulated depreciation and amortization of $49,008 and $36,467	$655,645	$293,550
Investments in unconsolidated joint ventures	43,759	112,347
Cash and cash equivalents	21,865	32,339
Restricted cash	872	6,582
Other assets	21,518	10,341
Real estate property held for sale	—	4,379
Total Assets	$743,659	$459,538
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $4,327 and $980	$419,115	$199,877
Junior subordinated notes, net of deferred costs of $282 and $297	37,118	37,103
Credit facility, net of deferred costs of $551 and $—	6,449	—
Accounts payable and accrued liabilities	23,862	19,607
Total Liabilities	486,544	256,587

Commitments and contingencies
Equity:
BRT Apartments Corp. stockholders' equity:
Preferred shares $0.01 par value 2,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized; 17,973 and 17,349 shares outstanding	180	173
Additional paid-in capital	271,904	258,161
Accumulated deficit	(14,952)	(55,378)
Total BRT Apartments Corp. stockholders’ equity	257,132	202,956
Non-controlling interest	(17)	(5)
Total Equity	257,115	202,951
Total Liabilities and Equity	$743,659	$459,538

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except shares and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Rental and other revenue from real estate properties	$21,691	$7,709	$47,804	$21,762
Other income	6	5	12	12
Total revenues	21,697	7,714	47,816	21,774
Expenses:
Real estate operating expenses - including $9 and $8 to related parties for the three months ended and $28 and $23 for the nine months ended	9,195	3,404	20,296	9,687
Interest expense	5,061	1,535	9,994	4,804
General and administrative - including $183 and $172 to related parties for the three months ended and $614 and $523 for the nine months ended	3,673	3,114	10,839	9,382
Impairment charge	—	—	—	520
Depreciation and amortization	8,165	1,787	16,781	4,740
Total expenses	26,094	9,840	57,910	29,133
Total revenues less total expenses	(4,397)	(2,126)	(10,094)	(7,359)
Equity in earnings (loss) of unconsolidated joint ventures	135	(4,196)	1,315	(6,033)
Equity in earnings from sale of unconsolidated joint ventures properties	11,472	34,982	64,531	34,982
Gain on sale of real estate	—	414	6	7,693
Gain on sale of partnership interest	—	—	—	2,244
Gain on insurance recoveries	62	—	62	—
Loss on extinguishment of debt	—	(902)	(563)	(902)
Income from continuing operations	7,272	28,172	55,257	30,625
Income tax provision	178	31	976	155
Net income from continuing operations, net of taxes	7,094	28,141	54,281	30,470
Net income attributable to non-controlling interest	(35)	(35)	(107)	(102)
Net income attributable to common stockholders	$7,059	$28,106	$54,174	$30,368

Weighted average number of shares of common stock outstanding:
Basic	17,928,197	17,261,520	17,721,700	16,916,623
Diluted	17,994,457	17,292,988	17,784,362	16,992,974

Per share amounts attributable to common stockholders:
Basic	$0.37	$1.55	$2.91	$1.71
Diluted	$0.37	$1.54	$2.89	$1.70

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$7,094	$28,141	$54,281	$30,470
Other comprehensive income :
Unrealized gain on derivative instruments	—	12	—	22
Other comprehensive income	—	12	—	22
Comprehensive income	7,094	28,153	54,281	30,492
Comprehensive (income) attributable to non-controlling interests	(35)	(37)	(107)	(106)
Comprehensive income attributable to common stockholders	$7,059	$28,116	$54,174	$30,386

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balances, December 31, 2021	$173	$258,161	$(55,378)	$(5)	$202,951
Distributions - common stock - $0.23 per share	—	—	(4,305)	—	(4,305)
Restricted stock and restricted stock units vesting	2	(2)	—	—	—
Compensation expense - restricted stock and restricted stock units	—	974	—	—	974
Shares issued through equity offering program, net	1	3,037	—	—	3,038
Net income	—	—	11,508	36	11,544
Comprehensive income					11,544
Balances, March 31, 2022	$176	$262,170	$(48,175)	$31	$214,202

Distributions - common stock - $0.25 per share	—	—	(4,723)	—	(4,723)
Compensation expense - restricted stock and restricted stock units	—	1,001	—	—	1,001
Distributions to non-controlling interests	—	—	—	(60)	(60)
Shares issued through equity offering program, net	2	3,085	—	—	3,087
Net income	—	—	35,607	36	35,643
Comprehensive income					35,643
Balances, June 30, 2022	$178	$266,256	$(17,291)	$7	$249,150

Distributions - common stock - $0.25 per share	—	—	(4,720)	—	(4,720)
Compensation expense - restricted stock and restricted stock units	—	1,208	—	—	1,208
Distributions to non-controlling interests	—	—	—	(59)	(59)
Shares issued through equity offering program, net	2	3,818	—	—	3,820
Shares issues through DRIP	—	622	—	—	622
Net income	—	—	7,059	35	7,094
Comprehensive income					7,094
Balances, September 30, 2022	$180	$271,904	$(14,952)	$(17)	$257,115

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive income	Accumulated Deficit	Non- Controlling Interest	Total
Balances, December 31, 2020	$164	$245,605	$(19)	$(67,978)	$(84)	$177,688
Distributions - common stock - $0.22 per share	—	—	—	(4,011)	—	(4,011)
Restricted stock vesting	4	(4)	—	—	—	—
Compensation expense - restricted stock and restricted stock units	—	538	—	—	—	538
Net (loss) income	—	—	—	(3,765)	34	(3,731)
Other comprehensive income	—	—	4	—	1	5
Comprehensive loss						(3,726)
Balances, March 31, 2021	$168	$246,139	$(15)	$(75,754)	$(49)	$170,489

Distributions - common stock - $0.22 per share	—	—	—	(4,007)	—	(4,007)
Compensation expense - restricted stock and restricted stock units	—	569	—	—	—	569
Shares issued through equity offering program, net	4	7,345	—	—	—	7,349
Net income	—	—	—	6,027	33	6,060
Other comprehensive income	—	—	4	—	1	5
Comprehensive income						6,065
Balances, June 30, 2021	$172	$254,053	$(11)	$(73,734)	$(15)	$180,465

Distributions - common stock - $0.22 per share	—	—	—	(4,233)	—	(4,233)
Compensation expense - restricted stock and restricted stock units	—	842	—	—	—	842
Shares issued through equity offering program, net	1	1,065	—	—	—	1,066
Net income	—	—	—	28,106	35	28,141
Other comprehensive income	—	—	11	—	1	12
Comprehensive income						28,153
Balances, September 30, 2021	$173	$255,960	$—	$(49,861)	$21	$206,293

See accompanying notes to consolidated financial statements

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$54,281	$30,470
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,781	4,740
Amortization of deferred financing costs	399	216
Amortization of debt fair value adjustment	(28)	—
Amortization of restricted stock and restricted stock units	3,183	1,949
Equity in (earnings) loss of unconsolidated joint ventures	(1,315)	6,033
Equity in earnings from sale of real estate of unconsolidated joint venture properties	(64,531)	(34,982)
Impairment charge	—	520
Gain on sale of real estate	(6)	(7,693)
Gain on sale of partnership interest	—	(2,244)
Gain on insurance recovery	(62)	—
Loss on extinguishment of debt	563	902
Increases and decreases from changes in other assets and liabilities:
Decrease in other assets	1,820	1,868
Decrease in accounts payable and accrued liabilities	(2,635)	(2,000)
Net cash provided by (used in) operating activities	8,450	(221)

Cash flows from investing activities:
Improvements to real estate properties	(4,151)	(794)
Purchase of investment in joint ventures	(105,262)	(22,420)
Proceeds from the sale of real estate	4,385	24,632
Proceeds from the sale of partnership interest	—	7,540
Distributions from unconsolidated joint ventures	89,476	58,312
Contributions to unconsolidated joint ventures	(3,500)	(6,031)
Proceeds from insurance recoveries	62	—
Net cash (used in) provided by investing activities	(18,990)	61,239

Cash flows from financing activities:
Proceeds from mortgages payable	18,953	—
Mortgage payoffs	(26,761)	(46,963)
Mortgage principal payments	(1,475)	(2,180)
Proceeds from credit facility	22,000	—
Repayment of credit facility	(15,000)	—
Increase in deferred financing costs	(672)	(38)
Dividends paid	(13,136)	(11,779)
Distributions to non-controlling interests	(119)	—
Proceeds from the sale of common stock	9,945	8,415
Proceeds from issuance of DRP shares	622	—
Net cash used in financing activities	(5,643)	(52,545)

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2022	2021
Net (decrease) increase in cash, cash equivalents and restricted cash:	(16,184)	8,473
Cash, cash equivalents and restricted cash at beginning of period	38,921	28,685
Cash, cash equivalents and restricted cash at end of period	$22,737	$37,158

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9,169	$4,591
Cash paid for income taxes	$291	$174

Consolidation on buyout of partnership interests:
Increase in real estate assets	$(370,513)	$(85,301)
Increase in other assets	(17,489)	(2,263)
Increase in mortgage payable	231,896	52,000
Increase in deferred loan costs	(3,892)	(178)
Increase in accounts payable and accrued liabilities	6,278	1,474
Decrease in investment in unconsolidated joint ventures	48,458	11,848
	$(105,262)	(22,420)

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

	September 30,
	2022	2021
Cash and cash equivalents	$21,865	$29,598
Restricted cash	872	7,560
Total cash, cash equivalents and restricted cash, shown in consolidated statement of cash flows	$22,737	$37,158

BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2022

Note 1 – Organization and Background

BRT Apartments Corp. (the "Company" or "BRT"), a Maryland corporation, owns, operates and, to a lesser extent, holds interest in joint ventures that own multi-family properties. The Company conducts its operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes.
These multi-family properties may be wholly owned by the Company (including its consolidated subsidiaries) or by unconsolidated joint ventures in which the Company generally contributes a significant portion of the equity. At September 30, 2022, the Company: (a) wholly owns 21 multi-family properties located in eleven states with an aggregate of 5,420 units and a carrying value of $653,716,000; (b) has interests, through unconsolidated entities, in eight multi-family properties located in four states with an aggregate of 2,781 units with a carrying value of $40,281,000; and (c) has a 17.45% interest in a development project with a carrying value of $3,500,000. BRT's equity interests in these unconsolidated entities range from 17.45% to 80%. Most of the Company's properties are located in the Southeast United States and Texas.

The Company also owns and operates various other real estate assets. At September 30, 2022, the carrying value of the other real estate assets was $1,929,000.

Note 2 – Basis of Preparation

The accompanying interim unaudited consolidated financial statements, reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for such interim periods. The results of operations for the three and nine months ended September 30, 2022 and 2021, are not necessarily indicative of the results for the full year. The consolidated audited balance sheet as of December 31, 2021, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States ("GAAP"). Accordingly, these unaudited statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021 (the "Annual Report") filed with the Securities and Exchange Commission ("SEC").
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

Note 3 - Equity

Equity Distribution Agreements

Effective as of March 18, 2022, the Company (i) terminated the equity distribution agreements dated November 26, 2019, as amended March 31, 2021 and (ii) entered into separate equity distribution agreements with three sales agents to sell up to $40,000,000 of its common stock from time-to-time in an at-the-market offering. During the three and nine months ended September 30, 2022, the Company sold 174,059 and 447,815 shares for an aggregate sales price of $3,867,000 and $10,076,000 before commissions and fees of $48,000 and $131,166, respectively. During the three and nine months ended September 30, 2021, the Company sold 469,490 shares for an aggregate sales price of $8,542,000 before commissions and fees of $126,000.
Common Stock Dividend Distribution
The Company declared a quarterly cash distribution of $0.25 per share, payable on October 7, 2022 to stockholders of record on September 27, 2022.

Dividend Reinvestment Plan

The Dividend Reinvestment Plan (the “DRP”), among other things, provides stockholders with the opportunity to reinvest all or a portion of their cash dividends paid on the Company’s common stock in additional shares of its common stock, at a discount, determined in the Company’s sole discretion, of up to 5% from the market price for the common stock (as such price is calculated pursuant to the DRP). The discount from the market price is currently 3%. The DRP is effective with the dividend paid on July 8, 2022. In the three and nine months ended September 30, 2022, we issued 29,190 shares in lieu of cash dividends of $622,000.
Stock Based Compensation

In 2022, the Company's board of directors adopted, and the stockholders' approved, the 2022 Incentive Plan (the "2022 Plan"). This plan permits the Company to grant: (i) stock options, restricted stock, restricted stock units, performance shares awards and any one or more of the foregoing, for up to a maximum of 1,000,000 shares; and (ii) cash settled dividend equivalent rights in tandem with the grant of restricted stock units and certain performance based awards. As of September 30, 2022, 787,531 shares are available for issuance pursuant to awards under the 2022 Plan. Awards to acquire 934,092 shares of common stock are outstanding under the 2020 Incentive Plan and the 2018 Incentive Plan (collectively the "Prior Plans") and no further awards may be made pursuant to the Prior Plans.

Restricted Stock Units
In June 2022 and 2021, the Company issued restricted stock units (the "RSUs") to acquire up to 212,469 and 210,375 shares of common stock pursuant to the 2022 Plan and the 2020 Incentive Plan, respectively. Generally, the RSUs entitle the recipients, subject to continued service through the three-year vesting period to receive (i) the underlying shares if and to the extent certain performance and/or market conditions are satisfied at the vesting date, and (ii) an amount equal to the cash dividends that would have been paid during the three-year vesting period with respect to the shares of common stock underlying the RSUs if, when, and to the extent, the related RSUs vest. The shares underlying the RSUs are not participating securities but are contingently issuable shares.
Expense is recognized on the RSU's which the Company expects to vest over the applicable vesting period. For the three months ended September 30, 2022 and 2021, the Company recorded $457,000 and $200,000, respectively, and for the nine months ended September 30, 2022 and 2021, the Company recorded $957,000 and $271,000, respectively, of compensation expense related to the amortization of unearned compensation with respect to the RSUs issued under the 2020 and 2022 Incentive Plans. At September 30, 2022 and December 31, 2021, $3,786,000 and $2,248,000 of compensation expense, respectively, has been deferred and will be charged to expense over the remaining vesting periods.
Restricted Stock
In January 2022, the Company granted 158,973 shares of restricted stock pursuant to the 2020 Plan. As of September 30, 2022, an aggregate of 934,092 shares of unvested restricted stock are outstanding pursuant to the Prior Plans. The shares of restricted stock vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For financial statement purposes, the restricted stock is not included in the outstanding shares shown on the consolidated balance sheets until they vest, but is included in the earnings per share computation.

For the three months ended September 30, 2022 and 2021, the Company recorded $751,000 and $642,000, respectively, and for the nine months ended September 30, 2022 and 2021, the Company recorded $2,226,000 and $1,678,000, respectively, of compensation expense related to the amortization of unearned compensation with respect to the restricted stock awards. At September 30, 2022 and December 31, 2021, $8,480,000 and $7,332,000, respectively, has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods of these restricted stock awards. The weighted average remaining vesting period of these shares of restricted stock is 2.8 years.
Stock Buyback
On September 13, 2021, the Board of Directors approved a stock repurchase plan authorizing the Company, effective as of October 1, 2021, to repurchase up to $5,000,000 of shares of common stock through December 31, 2023. During the three and nine months ended September 30, 2022 and 2021, the Company did not repurchase any shares of common stock.
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
In calculating diluted earnings per share, the Company includes only those shares underlying the RSUs that it anticipates will vest based on management's estimates as of the end of the most recent quarter. The Company excludes any shares underlying the RSUs from such calculation if their effect would have been anti-dilutive.
The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator for basic and diluted earnings per share:
Net income	$7,094	$28,141	$54,281	$30,470
Deduct net income attributable to non-controlling interests	(35)	(35)	(107)	(102)
Deduct earnings allocated to unvested restricted stock	(349)	(1,426)	(2,684)	(1,441)
Net income available for common stockholders: basic and diluted	$6,710	$26,680	$51,490	$28,927

Denominator for basic earnings per share:
Weighted average number of common shares outstanding	17,928,197	17,261,520	17,721,700	16,916,623
Effect of dilutive securities:
RSUs	66,260	31,468	62,662	76,351
Denominator for diluted earnings per share:
Weighted average number of shares	17,994,457	17,292,988	17,784,362	16,992,974

Earnings per common share, basic	$0.37	$1.55	$2.91	$1.71
Earnings per common share, diluted	$0.37	$1.54	$2.89	$1.70

Note 4 - Leases

Lessor Accounting

The Company owns a commercial building leased to two tenants under operating leases expiring from 2024 to 2028, with tenant options to extend the leases. Revenues from such leases are reported as rental income, net, and are comprised of (i) lease components, which includes fixed lease payments and (ii) non-lease components, which includes reimbursements of property level operating expenses. The Company does not separate non-lease components from the related lease components, as the timing and pattern of transfer are the same, and accounts for the combined component in accordance with ASC 842.

Lessee Accounting

The Company is a lessee under a ground lease in Yonkers, NY which is classified as an operating lease. The ground lease expires September 30, 2024 and provides for one 21-year renewal option. As of September 30, 2022, the remaining lease term, including the renewal option deemed exercised, is 23.0 years.

The Company is a lessee under a corporate office lease in Great Neck, New York, which is classified as an operating lease. The lease expires on December 31, 2031 and provides a five-year renewal option. As of September 30, 2022, the remaining lease term, including renewal options deemed exercised, is 14.3 years.

As of September 30, 2022, the Company's Right of Use ("ROU") assets and lease liabilities were $2,420,000 and $2,510,000, respectively. As of December 31, 2021, the Company's ROU assets and lease liabilities were $2,568,000 and $2,629,000, respectively.

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

Note 5 ‑ Real Estate Properties

Real estate properties, excluding real estate held for sale in December 2021, consists of the following (dollars in thousands):

	September 30, 2022	December 31, 2021
Land	$74,246	$38,822
Building	617,102	281,841
Building improvements	13,305	9,354
Real estate properties	704,653	330,017
Accumulated depreciation	(49,008)	(36,467)
Total real estate properties, net	$655,645	$293,550

A summary of real estate properties owned is as follows (dollars in thousands):

	December 31, 2021 Balance	Partner Buyouts	Improvements	Depreciation	September 30, 2022 Balance
Multi-family	$291,538	$370,513	$4,151	$(12,486)	$653,716
Retail shopping center and other	2,012	—	—	(83)	1,929
Total real estate properties	$293,550	$370,513	$4,151	$(12,569)	$655,645

Partner Buyouts
In the nine months ended September 30, 2022, the Company completed the purchase of its partners' remaining interests in the unconsolidated joint ventures that own the properties identified below. As a result of these purchases, these properties (including the related mortgage debt - see note 9 - "Debt Obligations") are wholly-owned and effective as of the closing of such purchase, are included in the Company's consolidated balance sheet and results of operations (dollars in thousands):

Buyout Date	Property Name	Location	Units	Remaining Interest Purchased	Purchase Price (1)
03/23/2022	Verandas at Alamo	San Antonio, TX	288	28.1%	$8,721
04/07/2022	Vanguard Heights	Creve Coeur, MO	174	21.6%	4,880
05/11/2022	Jackson Square	Tallahassee, FL	242	20%	7,215
05/24/2022	Brixworth at Bridge Street	Huntsville, AL	208	20%	10,697
05/26/2022	Woodland Apartments	Boerne, TX	120	20%	3,881
06/30/2022	Grove at River Place	Macon, GA	240	20%	7,485
07/12/2022	Civic I	Southaven, MS	392	25%	18,233
07/12/2022	Civic II	Southaven, MS	384	25%	17,942
07/14/2022	Abbotts Run	Wilmington, NC	264	20%	9,010
07/19/2022	Somerset at Trussville	Trussville, AL	328	20%	10,558
08/03/2022	Magnolia Pointe	Madison, AL	204	20%	7,246
		Total	2,844		$105,868
_________________
(1) The purchase price gives effect to the purchase of the "promote interest" (as more fully described in the Annual Report) of the Company's joint venture partners and does not include closing costs of $2,191 and operating cash acquired from the ventures of $2,797.

The Company determined that the gross assets purchased in each of these 11 acquisitions is concentrated in a single identifiable asset. Therefore, the transactions do not meet the definition of a business and are accounted for as asset acquisitions. The Company assessed the fair value of the tangible assets of the properties as of the acquisition date using the cost accumulation and income approach which utilized market capitalization rates between 4.25% and 4.75%, which are Level 3 unobservable inputs in the fair value hierarchy.

The following table summarizes the allocation of the book value based on the proportionate share of the estimated fair value of the property on the acquisition date (dollars in thousands):

Property	Land	Building and Improvements	Total Land and Building	Acquisition and Intangible Assets	Total Assets	Acquisition Related Mortgage Intangible
Verandas at Alamo	$3,336	$33,465	$36,801	$797	$37,598	$(61)
Vanguard Heights	5,466	30,826	36,292	508	36,800	578
Jackson Square	3,398	27,167	30,565	634	31,199	283
Brixworth at Bridge Street	1,959	20,080	22,039	321	22,360	—
The Woodland Apts	1,289	12,853	14,142	233	14,375	—
Grove at River Place	2,866	16,416	19,282	396	19,678	136
Civic I	3,646	45,554	49,200	913	50,113	562
Civic II	3,847	46,452	50,299	1,013	51,312	1,254
Abbotts Run	3,468	37,312	40,780	701	41,481	481
Somerset at Trussville	4,095	42,943	47,038	869	47,907	1,090
Magnolia Pointe	2,052	22,023	24,075	503	24,578	396
Total Purchase Price Allocation	$35,422	$335,091	$370,513	$6,888	$377,401	$4,719

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

For the three and nine months ended September 30, 2022, the Company did not record any impairment charges. In the three and nine months ended September 30, 2021, the Company recorded an impairment charge of $520,000 related to its investment in the OPOP Towers and Loft properties, St Louis, MO, as the carrying value exceeded the fair value by that amount. The fair value was based upon the contractual price of the sale agreement which closed in November 2021.
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

Note 8 – Investment in Unconsolidated Ventures

At September 30, 2022 and December 31, 2021, the Company held interests in unconsolidated joint ventures that own eight and 23 multi-family properties (the "Unconsolidated Properties"), respectively. The condensed balance sheets below present information regarding such properties (dollars in thousands):

	September 30, 2022	December 31, 2021
ASSETS
Real estate properties, net of accumulated depreciation of $64,104 and $133,615	$320,772	$734,247
Cash and cash equivalents	14,706	13,741
Other assets	31,832	25,535
Total Assets	$367,310	$773,523

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $1,531 and $3,423	$249,575	$584,479
Accounts payable and accrued liabilities	11,819	17,064
Total Liabilities	261,394	601,543
Commitments and contingencies
Equity:
Total unconsolidated joint venture equity	105,916	171,980
Total Liabilities and Equity	$367,310	$773,523

BRT's interest in joint venture equity	$43,759	$112,347

At the indicated dates, real estate properties of the unconsolidated joint ventures consist of the following (dollars in thousands):

	September 30, 2022	December 31, 2021
Land	$59,404	$97,230
Building	315,400	739,577
Building improvements	10,072	31,055
Real estate properties	384,876	867,862
Accumulated depreciation	(64,104)	(133,615)
Total real estate properties, net	$320,772	$734,247

At September 30, 2022 and December 31, 2021, the weighted average interest rate on the mortgages payable is 3.90% and 3.97%, respectively, and the weighted average remaining term to maturity is 6.5 years and 7.6 years, respectively.

The condensed income statements below present information regarding the Unconsolidated Properties (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Rental and other revenue	$13,502	$29,818	$60,840	$95,495
Total revenues	13,502	29,818	60,840	95,495

Expenses:
Real estate operating expenses	6,512	14,587	27,523	45,523
Interest expense	2,843	7,568	13,762	24,562
Depreciation	3,113	8,288	14,957	28,464
Total expenses	12,468	30,443	56,242	98,549
Total revenues less total expenses	1,034	(625)	4,598	(3,054)
Other equity earnings	12	7	89	21
Impairment of assets	—	—	—	(2,813)
Insurance recoveries	—	—	—	2,813
Gain on insurance recoveries	—	1,246	567	1,246
Gain on sale of real estate	16,937	83,984	118,270	83,984
Loss on extinguishment of debt	(573)	(9,401)	(3,491)	(9,401)
Net income from joint ventures	$17,410	$75,211	$120,033	$72,796

BRT's equity in (loss) earnings and equity in earnings from sale of unconsolidated joint venture properties	$11,607	$30,786	$65,846	$28,949
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
On August 31, 2022, the unconsolidated joint venture in which the Company had a 80% equity interest sold Water's Edge, a 204-unit multi-family property in Columbia, SC for $32,400,000. The gain on the sale of this property was $16,937,000 and BRT's share of the gain was $11,472,000. In connection with the sale, mortgage debt of $12,241,000 with 3.8 years of remaining term to maturity and bearing an interest rate of 4.28% was repaid and the joint venture incurred $573,000 from the loss on extinguishment of debt, of which BRT's share was $388,000.
Acquisition of Interest in Joint Venture
On March 10, 2022, the Company purchased a 17.45% interest in a planned 240-unit development property, Stono Oaks, located in Johns Island, SC. The purchase price for the interest was $3,500,000.

Joint Venture Buyouts
The Company completed the partner buyout transactions in the unconsolidated joint ventures that own the properties identified in note 5 - Real Estate Properties - Partner Buyouts. As a result of these purchases, these properties (including the related mortgage debt - see note 9 - Debt Obligations) are wholly-owned effective as of the closing of each purchase, and are included in the Company's consolidated balance sheet and results of operations as of such applicable date.

Note 9 – Debt Obligations

Debt obligations consist of the following (dollars in thousands):

	September 30, 2022	December 31, 2021
Mortgages payable	$423,442	$200,857
Junior subordinated notes	37,400	37,400
Credit facility	7,000	—
Deferred financing costs	(5,160)	(1,277)
Total debt obligations, net of deferred costs	$462,682	$236,980

Mortgages Payable

At September 30, 2022, the weighted average interest rate on the Company's mortgages payable was 3.99% and the weighted average remaining term to maturity is 7.8 years. For the three months ended September 30, 2022 and 2021, interest expense, which includes amortization of deferred financing costs, was $4,423,000 and $1,305,000, respectively. For the nine months ended September 30, 2022 and 2021, interest expense, which includes amortization of deferred financing costs, was $8,749,000 and $4,113,000, respectively.

During the three and nine months ended September 30, 2022, the Company paid off mortgage debt of $15,613,000 on two properties.
On October 31, 2022, the Company paid off maturing mortgage debt of $14,900,000.

Partner Buyouts
The following table summarizes the information regarding the mortgages relating to the property in which BRT purchased the remaining interests of its joint venture partners during the nine months ended September 30, 2022 (dollars in thousands):

Property Name	Location	Debt at Purchase Date (1)	Interest Rate	Maturity Date	Interest Only through
Verandas at Alamo	San Antonio, TX	$27,000	3.64%	Oct 2029	October 2024
Vanguard Heights	Creve Coeur, MO	29,700	4.41%	July 2031	June 2025
Jackson Square	Tallahassee, FL	21,524	4.19%	Sept 2027	September 2022
Brixworth at Bridge Street (2)	Huntsville, AL	11,147	4.25%	June 2032	Maturity
The Woodland Apartments	Boerne, TX	7,914	4.74%	Feb 2026	N/A
Grove at River Place (3)	Macon, GA	11,426	4.39%	Feb 2026	N/A
Civic I	Southaven, MS	27,389	4.24%	March 2026	N/A
Civic II	Southaven, MS	30,105	3.73%	September 2026	N/A
Abbotts	Wilmington, NC	23,160	4.71%	July 2030	July 2025
Somerset at Trussville	Trussville, AL	32,250	4.19%	June 2029	May 2025
Magnolia Pointe	Madison, AL	15,000	4.08%	January 2028	December 2022
	Total	$236,615
___________________
(1) Excludes fair value adjustments of $4,719 determined as part of the purchase price allocation.
(2) The original mortgage debt of $11,147 was refinanced with a new ten-year mortgage debt of $18,592 immediately following the buyout.
(3) Includes a supplemental mortgage of $1,056 which was paid off immediately following the buyout.

Credit Facility
On September 15, 2022, the Company's credit facility with an affiliate of Valley National Bank ("VNB"), was amended to, among other things, increase the amount the Company may borrow, subject to compliance with borrowing base requirements and other conditions, to $60,000,000, extend the facility's maturity date to September 2025, reduce the adjustable interest rate to prime, with a floor of 3.50%, and revise certain financial and other covenants. The facility can be used to facilitate the acquisition of multi-family properties, repay mortgage debt secured by multi-family properties and for operating expenses (i.e.,working capital (including dividend payments)); provided that no more than $25,000,000 may be used for operating expenses. The interest rate in effect as of September 30, 2022 is 6.25%. There is an unused facility fee of 0.25% per annum. At September 30, 2022, the Company is in compliance in all material respects with its obligations under the facility.

At September 30, 2022, there was $7,000,000 outstanding balance on the facility and no outstanding balance at December 31, 2021. At September 30, 2022 and December 31, 2021, $53,000,000 and $35,000,000, respectively, was available to be borrowed. At November 4, 2022, there was an outstanding balance of $19,000,000 on the facility bearing an interest rate of 7.00% and $41,000,000 available to be borrowed. Interest expense for the three months ended September 30, 2022 and 2021, which includes amortization of deferred financing costs and unused fees, was $227,000 and $18,000, respectively. Interest expense for the nine months ended September 30, 2022 and 2021, which includes amortization of deferred financing costs and unused fees, was $334,000 and $54,000, respectively. Deferred financing costs of $551,000 and $270,000, are recorded in other assets on the Consolidated balance sheets at September 30, 2022 and December 31, 2021, respectively.

Junior Subordinated Notes

At September 30, 2022 and December 31, 2021, the outstanding principal balance of the Company's junior subordinated notes was $37,400,000, before deferred financing costs of $282,000 and $297,000, respectively. The interest rate on the outstanding balance resets quarterly and is based on three months LIBOR + 2.00%. The rate in effect at September 30, 2022 and 2021 was 4.78% and 2.21%, respectively. The notes mature April 30, 2036. The interest rate that will be in effect for the three months ending January 31, 2023 is 6.41%.

The junior subordinated notes require interest only payments through the maturity date of April 30, 2036, at which time repayment of the outstanding principal and unpaid interest become due. Interest expense for the three months ended September 30, 2022 and 2021, which includes amortization of deferred financing costs, was $413,000 and $210,000, respectively. Interest expense for the nine months ended September 30, 2022 and 2021, which includes amortization of deferred financing costs, was $911,000 and $636,000, respectively.

Note 10 – Related Party Transactions

The Company has retained certain of its executive officers and Fredric H. Gould, a director, among other things, to participate in the Company's multi-family property analysis and approval process (which includes service on an investment committee), provide investment advice, and provide long-term planning and consulting with executives and employees with respect to other business matters, as required. The aggregate fees incurred for these services in each of the three months ended September 30, 2022 and 2021 were $367,000 and $350,000, respectively, and $1,101,000 and $1,049,000 for the nine months ended September 30, 2022 and 2021, respectively.

Management of certain properties owned by the Company and certain joint venture properties is provided by Majestic Property Management, Corp. ("Majestic Property"), a company wholly owned by Fredric H. Gould. Certain of the Company's officers and directors are also officers and directors of Majestic Property. Majestic Property may also provide real estate brokerage and construction supervision services to these properties. These fees amounted to $9,000 and $9,000 for the three months ended September 30, 2022 and 2021, respectively, and $28,000 and $23,000 for the nine months ended September 30, 2022 and 2021, respectively.

Pursuant to a shared services agreement between the Company and several affiliated entities, including Gould Investors
L.P. ("Gould Investors"), the owner and operator of a diversified portfolio of real estate and other assets, and One Liberty Properties, Inc., a NYSE listed equity REIT, (i) the services of the part- time personnel that perform certain executive, administrative, legal, accounting and clerical functions and (ii) certain facilities and other resources, are provided to the Company. The allocation of expenses for the facilities, personnel and other resources shared by, among others, the Company and Gould Investors, is computed in accordance with such agreement and is included in general and administrative expense on the consolidated statements of operations. During the three months ended September 30, 2022 and 2021, allocated general and administrative expenses reimbursed by the Company to Gould Investors pursuant to the shared services agreement aggregated

$183,000 and $172,000, respectively, and $614,000 and $523,000 for the nine months ended September 30, 2022 and 2021, respectively. Jeffrey A. Gould and Matthew J. Gould, executive officers and directors of the Company are executive officers of Georgetown Partners, LLC, the managing general partner of Gould Investors.

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

Junior subordinated notes: At September 30, 2022 and December 31, 2021, the estimated fair value of the notes is lower than their carrying value by approximately $6,772,000 and $8,296,000, respectively, based on a market interest rate of 6.78% and 4.21%, respectively.

Mortgages payable: At September 30, 2022, the estimated fair value of the Company’s mortgages payable is lower than their carrying value by approximately $37,083,000, assuming market interest rates between 5.13% and 6.18%. At December 31, 2021, the estimated fair value of the Company's mortgages payable was greater than their carrying value by approximately $511,000, assuming market interest rates between 3.12% and 3.87%. Market interest rates were determined using rates which the Company believes reflects institutional lender yield requirements at the balance sheet dates.

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

As of September 30, 2022 and December 31, 2021, the Company did not have any outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.

The following table presents the effect of the Company’s interest rate swaps on the consolidated statements of comprehensive income (loss) for the dates indicated (dollars in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Amount of (loss) gain recognized on derivative in Other Comprehensive Income	$(1)	$(1)
Amount of (loss) gain reclassified from Accumulated Other Comprehensive Income into Interest expense	$(2)	$(12)
Total amount of Interest expense presented in the Consolidated Statements of Operations	$1,535	$4,804

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

Note 14 – Commitments and Contingencies

From time to time, the Company and/or its subsidiaries are parties to legal proceedings that arise in the ordinary course of business, and in particular, personal injury claims involving the operations of the Company's properties. Although management believes that the primary and umbrella insurance coverage maintained with respect to such properties is sufficient to cover claims for compensatory damages, many of these personal injury claims also assert claims for exemplary (i.e punitive) damages. Generally, insurance does not cover claims for exemplary damages.

The Company is one of several defendants in a wrongful death lawsuit seeking an unspecified amount in excess of $1,000,000 and an unspecified amount of exemplary damages. The Company’s primary insurance carrier is defending the claim. Although management is not able to determine the probability and/or magnitude of any potential loss, if any, management believes the Company has sufficient primary and umbrella insurance to cover the claim for compensatory damages.

In connection with a mediation conducted subsequent to September 30, 2022, the parties to a personal injury lawsuit in which the Company is one of the defendants have agreed, subject to the signing of a definitive agreement, to a settlement pursuant to which the Company’s insurance carrier would pay the plaintiff $850,000.

Note 15 – Subsequent Events

Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of September 30, 2022, that warrant additional disclosure, have been included in the notes to the consolidated financial statements.

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
•general economic and business conditions, including those currently affecting our nation’s economy and real estate markets, such as increasing inflation and interest rates;
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

Overview
We are an internally managed real estate investment trust, also known as a REIT, that is focused on the ownership, operation and, to a lesser extent, development of multi-family properties. These properties may be wholly owned or by unconsolidated joint ventures in which we generally contribute a significant portion of the equity. At September 30, 2022, we: (i) wholly-own 21 multi-family with an aggregate of 5,420 units and a carrying value of $653.7 million; (ii) have ownership interests, through unconsolidated entities, in eight multi-family properties with 2,781 units and a carrying value of $40.3 million; and (iii) have a 17.45% interest in a 240-unit multi-family development property with a carrying value of $3.5 million. The 29 properties are located in 11 states; most of the properties are located in the Southeast United States and Texas. See "-Other Financing Sources And Arrangements" for information regarding the contributions to, and our reliance on, the cash flow and liquidity provided by the properties owned by our unconsolidated subsidiaries.
Challenges and Uncertainties as a Result of the Volatile Economic Environment

During the three and nine months ended September 30, 2022, economic uncertainty and stock market volatility have increased due to a number of factors, including rising inflation, increasing interest rates, the continuing COVID-19 pandemic, and lingering supply chain disruptions. This uncertainty, volatility and the related causes may adversely impact us in the future. Rising inflation could have an adverse impact on our operating expenses(and in particular, real estate operating expenses and general and administrative expense) and interest expense on our floating rate debt (i.e., our junior subordinated notes and credit facility), as these costs could increase at a rate higher than our rental and other revenue. We can provide no assurance that we will be able to mitigate the impact of rising inflation. The Federal Reserve has been raising interest rates to combat inflation and it is anticipated that rates will continue to rise throughout the remainder of 2022. Increases in interest rates on any of our floating rate debt will result in higher debt service costs and increases in our operating expenses that we are unable to pass through to our tenants will adversely affect our profitability and cash flows. We cannot assure you that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. Further, due to the uncertain economic environment, we anticipate that in the near term we will be especially cautious in pursuing acquiring properties. As a result, our ability, in the near term, to grow revenue and net income through acquisitions will be adversely affected.
Buyout of Interests in Joint Ventures
In 2021 and the nine months ended September 30, 2022, we completed the purchase of the remaining interests of our joint venture partners in the unconsolidated ventures that own three and 11 multi-family properties, respectively. We refer to these 14 purchases and the related effects on our financial statements as the “Partner Buyouts”. After a Partner Buyout is completed, such multi-family property is wholly owned and the accounts and operations of such property are included in our consolidated balance sheet and statements of operations, respectively, as of the date of completion of such purchase. Our assets, liabilities, revenues and expenses increased significantly as a result of these Partner Buyouts. Had the 11 Partner Buyouts completed in 2022 been included as of January 1, 2022 in our consolidated statements of operations, such properties would have contributed, for the nine months ended September 30, 2022, an aggregate of $18.4 million of rental income and $17.4 million of expense (including $4.5 million of mortgage interest expense and $5.1 million of depreciation expense). We do not anticipate completing any Partner Buyouts in the near future.
Completed Purchases of the Remaining Interests of Joint Venture Partners
Set forth below is information regarding the Partner Buyouts completed during the three months ended September 30, 2022. The mortgage debt reflects the debt that was on such property at the time of the purchase of the remaining interest. The purchase price gives effect to our purchase of the joint venture partners' "promote interests" (as more fully described in the Annual Report) (dollars in thousands):

Property Name	Location	Units	Percent Acquired	Purchase Price (1)	Closing Date	Mortgage Debt (2)		Interest Rate	Maturity
Civic Center I	Southaven, MS	392	25%	$18,233	July 12, 2022	27,389		4.24%	March 2026
Civic Center II	Southaven, MS	384	25%	17,942	July 12, 2022	30,105		3.73%	September 2026
Abbotts Run	Willmington, NC	264	20%	9,010	July 14, 2022	23,160		4.71%	July 2030
Somerset at Trussville	Trussville, AL	328	20%	10,558	July 19, 2022	32,250		4.19%	June 2029
Magnolia Pointe at Madison	Madison, AL	204	20%	7,246	Aug 3, 2022	15,000		4.08%	January 2028
	Total	1,572		$62,989		$127,904	$127,904,000
___________________________________
(1) Excludes closing costs and operating cash acquired from the joint ventures.
(2) Excludes fair value adjustments of $4,719 determined as part of the purchase price allocation.

Completed Disposition
On August 31, 2022, the unconsolidated joint venture that owns Waters Edge at Harbison, located in Columbia, SC and in which we held an 80% equity interest, sold the property for $32.4 million, recognized a $16.9 million gain on the sale of this property and recorded a $573,000 mortgage prepayment charge. As a result of the sale, we recorded a $11.5 million gain and $388,000 mortgage prepayment charge, representing our share of the gain and the mortgage prepayment charge, respectively. The mortgage debt securing the property and paid off in connection with the sale was in principal amount of $12.2 million, with a remaining term to maturity of 3.8 years and an interest rate of 4.28%. In the six months ended June 30, 2022, this property contributed $103,000 of equity in loss of unconsolidated joint ventures.

Other Activities During the Three Months Ended September 30, 2022
Sale of Common Stock Pursuant to the ATM Program
We sold 174,059 shares pursuant to our at-the-market offering program at an average price of $22.22 per share. Net proceeds after commissions and fees was $3.8 million.

Credit Facility Amendment

We entered into an amendment (the "Amendment") to our amended and restated credit facility (the "Facility") with VNB New York, LLC, an affiliate of Valley National Bank (“VNB”). Among other things, the Amendment (i) increased the amount we are permitted to borrow from $35 million to an aggregate of $60 million, subject to compliance with borrowing base requirements and other conditions, (ii) increased from $15 million to $25 million the amount that may be used for working capital (including dividend payments) and operating expenses, (iii) extended the term of the facility from November 2024 to September 2025, (iv) reduced the interest rate to the prime rate (subject to a floor of 3.5%) by eliminating the 25 basis point spread over the prime rate, (v) increased the number and value of the unencumbered properties we are required to maintain from two properties with a value of at least $50 million to three properties with a value of at least $75 million and (vi) requires that we maintain a tangible net worth of a least $140 million. In connection with the Amendment, we paid fees of approximately $357,000 which will be amortized over the remaining term of the facility.

Mortgage Payoff

On October 31, 2022, the mortgage debt on Silvana Oaks Apartments - N. Charleston, SC with an interest rate of 3.79% and in the amount of $14.9 million matured and was paid off. In connection with this payoff, we borrowed $15.0 million from our credit facility.

UPREIT Structure

We are evaluating whether to establish an UPREIT structure to enhance our ability to acquire multi-family properties.
There is no timetable for the completion of such evaluation or implementation of such structure and we can provide no assurance that we will implement an UPREIT structure.

Results of Operations

Three months ended September 30, 2022 compared to three months ended September 30, 2021.
As used herein, the term "same store properties" refers to operating properties that were wholly owned for the entirety of the periods presented. For the three and nine months ended September 30, 2022 and 2021, there were seven same store properties in our consolidated portfolio.

Revenues

The following table compares our revenues for the periods indicated:

	Three Months Ended September 30,
(Dollars in thousands):	2022	2021	Increase (Decrease)	% Change
Rental and other revenue from real estate properties	$21,691	$7,709	$13,982	181.4%
Other income	6	5	1	20.0%
Total revenues	$21,697	$7,714	$13,983	181.3%

Rental and other revenue from real estate properties

The increase is due to the following changes:

•$13.3 million due to the Partner Buyouts, including $4.9 million from the Partner Buyouts completed during the three months ended September 30, 2022; and
•$727,000 at same store properties primarily due to an increase in average rental rates.

Expenses

The following table compares our expenses for the periods indicated:

	Three Months Ended September 30,
(Dollars in thousands)	2022	2021	Increase (Decrease)	% Change
Real estate operating expenses	$9,195	$3,404	$5,791	170.1%
Interest expense	5,061	1,535	3,526	229.7%
General and administrative	3,673	3,114	559	18.0%
Depreciation and amortization	8,165	1,787	6,378	356.9%
Total expenses	$26,094	$9,840	$16,254	165.2%

Real estate operating expense.

The increase is due primarily to $5.7 million from the Partner Buyouts, including $1.9 million from the Partner Buyouts completed during the three months ended September 30, 2022.
.

Interest expense.

The change is due to a:

•$2.2 million increase from the Partner Buyouts, including $1.4 million from the Partner Buyouts completed during the three months ended September 30, 2022;
•$208,000 increase due to the increase in the average outstanding balance on the credit facility to $13.8 million during the three months ended September 30, 2022 from no balance outstanding during the corresponding period of the prior year.
•$189,000 increase due to an increase on the interest rate on our junior subordinated debt which is based on three month LIBOR.

The increase was offset by a decrease of $375,000 due to the payoff of $46.5 million of mortgage debt since October 1, 2021.

General and administrative
The increase is due primarily to a $367,000 increase in non-cash compensation expense - specifically, increases of:

•$207,000 due to the inclusion, for the entire three months ended September 30, 2022, of the amortization expense related to the performance and market based restricted stock units (the "RSUs") granted in June 2022; and
•$160,000 due to the amortization expense related to restricted stock, including $110,000 related to the restricted stock granted in January 2022 as a result of the higher fair value of the shares granted in 2022 in comparison to the restricted stock granted in 2017.

The balance of the increase is due primarily to increased professional fees and higher levels of compensation.

Depreciation and amortization
The increase is due primarily to $6.4 million from the Partner Buyouts, including $ 2.6 million from the Partner Buyouts completed during the three months ended September 30, 2022.

Income tax provision

In the three months ended September 30, 2022, income tax provision increased to $178,000 from $31,000 in the corresponding period of the prior year due to an increase in state level taxes accrued. The increase in the accrual is the result of income generated by property sales in the current period and the unavailability of net operating loss carryforwards available in certain states to offset such income.

Gain on sale of real estate

In the three months ended September 30, 2021, we sold a cooperative apartment in New York, NY for a sales price of $545,000 and recognized a gain of $414,000 on the sale. There was no comparable gain in the quarter ended September 30, 2022.

Loss on extinguishment of debt

In the three months ended September 30, 2021, our consolidated subsidiaries paid off three first mortgage loans and three supplemental loans with an aggregate outstanding principal balance of $31.9 million and incurred an aggregate $902,000 of prepayment charges and deferred loan fee write-offs. There was no comparable expense in the quarter ended September 30, 2022.

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

	Three Months Ended September 30,
	2022	2021	Increase (Decrease)	% change
Rental and other revenues from unconsolidated joint ventures	$13,502	$29,818	$(16,316)	(54.7)%

Real estate operating expense from unconsolidated joint ventures	6,512	14,587	(8,075)	(55.4)%
Interest expense from unconsolidated joint ventures	2,843	7,568	(4,725)	(62.4)%
Depreciation from unconsolidated joint ventures	3,113	8,288	(5,175)	(62.4)%
Total expenses from unconsolidated joint ventures	12,468	30,443	(17,975)	(59.0)%

Total revenues less total expenses from unconsolidated joint ventures	1,034	(625)	1,659	265.4%

Other equity earnings	12	7	5	71.4%
Gain on insurance recoveries from unconsolidated joint ventures	—	1,246	(1246)	N/A
Loss on extinguishment of debt from unconsolidated joint ventures	(573)	(9,401)	8,828	(93.9)%
Gain on sale of real estate from unconsolidated joint ventures	16,937	83,984	(67,047)	(79.8)%
Net income (loss) from unconsolidated joint ventures	$17,410	$75,211	$(57,801)	(76.9)%

Equity in earnings (loss) of unconsolidated joint ventures and equity in earnings from sale of unconsolidated joint venture properties	$11,607	$30,786	$(19,179)
Set forth below is an explanation of the most significant changes in the components of the equity in earnings of unconsolidated joint ventures and equity in earnings from sale of unconsolidated joint venture properties. Same store properties at Unconsolidated Properties represent eight properties that were owned for the entirety of the periods being compared.
Rental and other revenues from unconsolidated joint ventures
The decrease is composed of :

•$11.9 million from the Partner Buyouts, including $4.4 million from the Partner Buyouts completed during the three months ended September 30, 2022;
•$3.8 million from the sale in 2022 of the properties owned by the unconsolidated joint ventures which owned Verandas at Shavano - San Antonio, TX ("Shavano"), Retreat at Cinco Ranch - Katy, TX ("Cinco") ,The Vive - Kanapolis, NC (the "Vive"), and Waters Edge at Harbison - Columbia, SC ("Waters Edge"; collectively with Shavano, Cinco, and Vive, the "Shavano/Cinco/Vive/Waters Edge Sales"), including $165,000 from the sale of Waters Edge completed during the three months ended September 30, 2022;
•$1.1 million from the sale in 2021 of the properties by the unconsolidated joint ventures which owned The Avenue Apartments-Ocoee, FL and Parc at 980-Lawrenceville, GA (collectively, the "Avenue/Parc Sales"); and
•$723,000 from the sale in 2021 of our interest in the unconsolidated joint venture that owned Tower at Opop and Lofts at Opop-St. Louis, MO (the "Opop Sale").

Offsetting the decrease was a $1.2 million increase from same store properties due primarily to increased rental rates.

Real estate operating expenses from unconsolidated joint ventures

The decrease is composed of:

•$5.5 million from the Partner Buyouts, including $1.8 million from the Partner Buyouts completed during the three months ended September 30, 2022;
•$1.7 million from the Shavano/Cinco/Vive/Waters Edge Sales; and
•$669,000 from the Avenue/Parc Sales;
•$423,000 from the Opop Sale.

Offsetting this decrease was a $152,000 increase in such expenses at same store properties, with expenses generally increasing across most expense categories including utilities, repairs and maintenance and insurance.

Interest expense from unconsolidated joint ventures.

The decrease is due to the decrease in mortgage debt due to property sales and the Partner Buyouts-in particular:
•$3.1 million from the Partner Buyouts, including $1.1 million from the Partner Buyouts completed during the three months ended September 30, 2022;
•$926,000 from the sale of Shavano/Cinco/Vive/Waters Edge Sales;
•$341,000 from the Avenue/Parc Sales; and
•$330,000 from the Opop Sale.

Depreciation from unconsolidated joint ventures
The decrease is composed of:
•$3.6 million from the Partner Buyouts, including $1.3 million from the Partner Buyouts completed during the three months ended September 30, 2022;
•$1.2 million from the Shavano/Cinco/Vive/Waters Edge Sales; and
•$334,000 from the Opop Sale.

Gain on insurance recoveries from unconsolidated joint ventures

In the three months ended September 30, 2021, we recognized $1.2 million in gains primarily due to our receipt of insurance recoveries from claims on three properties located in Texas that were damaged in a February 2021 ice storm ( the "Texas Storm"), which receipts exceeded the assets previously written-off.
Loss on extinguishment of debt
See " - Completed Disposition" for information about the loss on extinguishment of debt from the sale of Water's Edge . In the three months ended September 30, 2021, we recognized a loss on extinguishment of debt of $9.4 million from the payoff of the mortgages in connection with the Avenue/ Parc sales.
Gain on sale of real estate from unconsolidated joint ventures
See "- Completed Dispositions" for information about the gain from the sales of Waters Edge. In the three months ended September 30, 2021, we recognized a gain on the sale of real estate of $84.0 million from the Avenue/ Parc Sales.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021.
Revenues

The following table compares our revenues for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands):	2022	2021	Increase (Decrease)	% Change
Rental and other revenue from real estate properties	47,804	21,762	$26,042	119.7%
Other income	12	12	—	—%
Total revenues	$47,816	$21,774	$26,042	119.6%

Rental and other revenue from real estate properties

The increase is due to the following changes:

•$25.2 million due to the Partner Buyouts, including $12.7 million from the Partner Buyouts completed during the nine months ended September 30, 2022; and
•$2.0 million primarily due to an increase in average rental rates at same store properties.

Offsetting the increase is a $1.2 million decrease due to the sale of the Kendall Manor Property-Houston, TX (the "Kendall Sale").

Expenses

The following table compares our expenses for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	Increase (Decrease)	% Change
Real estate operating expenses	20,296	9,687	$10,609	109.5%
Interest expense	9,994	4,804	5,190	108.0%
General and administrative	10,839	9,382	1,457	15.5%
Impairment charges	—	520	(520)	N/M
Depreciation and amortization	16,781	4,740	12,041	254.0%
Total expenses	57,910	29,133	$28,777	98.8%

Real estate operating expense.

The increase is due primarily to:

•$10.9 million due to the Partner Buyouts, including $5.5 million from the Partner Buyouts completed during the nine months ended September 30, 2022; and
•$596,000 at same store properties due to increases of $137,000 in payroll costs, $118,000 in replacement costs, $109,000 in utility costs and $232,000 across other expense categories.

The increase was offset by a decline of $828,000 due to the Kendall Sale.

Interest expense.

The change is due to a:

•$6.4 million increase due to the inclusion of interest expense related to the Partner Buyouts, including $3.6 million from Partner Buyouts completed during the nine months ended September 30, 2022;
•$279,000 increase in interest expense on our credit facility, due to an increase of $5.2 million in the average outstanding balances during the nine months ended September 30, 2022 from no outstanding balance during the nine months ended September 30, 2021; and
•$233,000 due to the increase in the interest rate on our floating rate junior subordinated notes.

The increase was offset by a (i) $1.4 million decrease due to the payoff of $46.5 million of mortgage debt since October 1, 2021 and (ii) $271,000 decrease due to the Kendall Sale.

General and administrative.

The increase is due to a $1.2 million increase in non-cash compensation expense, including increases of:

•$687,000 due to increased amortization expense from RSUs, of which (i) $479,000 was due primarily to the inclusion, for the entire nine months ended September 30, 2022, of the amortization expense related to the RSUs granted in 2021 and (ii) $208,000 due to the inclusion of amortization of expense related to RSU's granted in June 2022;
•$294,000 due to the amortization expense related to the restricted stock granted in January 2022 (as a result of the higher fair value of the shares granted in 2022 in comparison to the restricted stock granted in 2017); and
•$254,000 due to the inclusion, for the entire nine months ended September 30, 2022, of the amortization expense related to the restricted stock granted in June 2021; and

Also contributing to the increase was a $191,000 increase due to higher levels of cash compensation, including compensation allocated pursuant to the shared services agreement.

The increase was offset by the inclusion, in the corresponding period of the prior year, of $176,000 of professional fees related primarily to a terminated stock offering.
Impairment charges
In the nine months ended September 30, 2021, we recorded an impairment charge of $520,000 representing the excess of the book value of our investment in the Opop Tower and Loft properties, St Louis, MO, over the anticipated selling price of the investment. There was no comparable charge in the nine months ended September 30, 2022.

Depreciation and amortization

The increase is due primarily to the inclusion of $12.1 million of such expense from the Partner Buyouts, including $6.1 million from the Partner Buyouts completed during the nine months ended September 30, 2022.The increase was offset by $123,000 due to the Kendall Sale.

Gain on sale of real estate

In the nine months ended September 30, 2021, we recognized a $7.3 million gain on the Kendall Sale and a $414,000 gain from the sale of a cooperative apartment unit in New York, NY. There were no comparable gains in the nine months ended September 30, 2022.

Gain on sales of partnership interest

In the nine months ended September 30, 2021, we sold our interest in a joint venture that owned Anatole Apartments - Daytona, Beach, FL and recognized a gain of $2.2 million. There was no comparable gain in the nine months ended September 30, 2022.

Loss on extinguishment of debt

In the nine months ended September 30, 2022, we incurred $563,000 of loss on extinguishment of debt related to the mortgage refinancing that took place with the buyout of our joint venture partner's interest in Brixworth at Bridge Street. In the nine months ended September 30, 2021, we incurred $902,000 of loss on extinguishment of debt in connection with the payoff of $31.9 million of mortgage debt.

Income tax provision

In the nine months ended September 30, 2022, income tax provision increased to $976,000 from $155,000 in the corresponding period of the prior year due to an increase in state level taxes accrued. The increase in the accrual is the result of income generated by property sales and the unavailability of net operating loss carryforwards available in certain states to offset such income.

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

	Nine Months Ended September 30,
	2022	2021	Increase (Decrease)	% change
Rental and other revenues from unconsolidated joint ventures	$60,840	$95,495	$(34,655)	(36.3)%

Real estate operating expense from unconsolidated joint ventures	27,523	45,523	(18,000)	(39.5)%
Interest expense from unconsolidated joint ventures	13,762	24,562	(10,800)	(44.0)%
Depreciation from unconsolidated joint ventures	14,957	28,464	(13,507)	(47.5)%
Total expenses from unconsolidated joint ventures	56,242	98,549	(42,307)	(42.9)%

Total revenues less total expenses from unconsolidated joint ventures	4,598	(3,054)	7,652	250.6%

Other equity earnings	89	21	68	323.8%
Impairment of assets from unconsolidated joint ventures	—	(2,813)	2,813	N/A
Insurance recoveries from unconsolidated joint ventures	—	2,813	(2813)	N/A
Gain on insurance recoveries from unconsolidated joint ventures	567	1,246	(679)	N/A
Loss on extinguishment of debt from unconsolidated joint ventures	(3,491)	(9,401)	5,910	N/A
Gain on sale of real estate from unconsolidated joint ventures	118,270	83,984	34,286	N/A
Net income (loss) from unconsolidated joint ventures	$120,033	$72,796	$47,237	N/A

Equity in earnings (loss) of unconsolidated joint ventures and equity in earnings from sale of unconsolidated joint venture properties	$65,846	$28,949	$36,897

Set forth below is an explanation of the most significant changes in the components of the equity in earnings (loss) of unconsolidated joint ventures. Same store properties at Unconsolidated Properties represent eight properties that were owned for the entirety of the periods being compared and excludes those properties which were or which are the subject of the Partner Buyouts.
Rental and other revenues from unconsolidated joint ventures
The decrease is composed of :

•$20.3 million from the Partner Buyouts, including $10.1 million from the Partner Buyouts completed during the nine months ended September 30, 2022;
•$10.4 million from the Avenue/Parc Sales;
•$4.9 million, from the Shavano/Cinco/Vive/Waters Edge Sales; and
•$3.0 million from the Opop Sale and the sale of our partnership interests in Anatole Apartments , collectively (the"Anatole/Opop Sales").

Offsetting the decrease was a $3.8 million increase from same store sales, including $3.1 million from higher rental rates, $564,000 from increased occupancy and $189,000 from increased ancillary fees.

Real estate operating expenses from unconsolidated joint ventures
The decrease is composed of:

•$10.0 million from the Partner Buyouts, including $5.0 million from the Partner Buyouts completed during the nine months ended September 30, 2022;
•$4.6 million from the Avenue/Parc Sales;
•$2.4 million from the from the Shavano/Cinco/Vive/Waters Edge Sales; and
•$1.8 million from the Anatole/Opop Sales.

Offsetting this decrease was a $773,000 increase in such expenses at same store properties, resulting from increases in utilities, payroll, insurance and repairs and maintenance.

Interest expense from unconsolidated joint ventures.
The decrease is due to the decrease in mortgage debt due to property sales and the Partner Buyouts-in particular:
•$5.8 million from the Partner Buyouts, including $3.2 million from the Partner Buyouts completed during the nine months ended September 30, 2022;
•$2.5 million from the Avenue/Parc Sales;
•$1.3 million from the Shavano/Cinco/Vive/Waters Edge Sales; and
•$1.2 million from the Anatole/Opop Sales.

Depreciation from unconsolidated joint ventures
The decrease is composed of:
•$7.4 million from the Partner Buyouts, including $3.6 million from the Partner Buyouts completed during the nine months ended September 30, 2022;
•$2.4 million from the Avenue/Parc Sale;
•$2.4 million from the Shavano/Cinco/Vive/Waters Edge Sales; and
•$1.2 million from the Anatole/Opop Sales

Impairment of assets from unconsolidated joint ventures

During the nine months ended September 30, 2021, we recognized $2.8 million of impairment charges at three properties due to the Texas Storm; there were no comparable charges in the nine months ended September 30, 2022.

Insurance recoveries from unconsolidated joint ventures

During the nine months ended September 30, 2021, we recognized $2.8 million of insurance recoveries related to the impairment charges resulting from the Texas Storm; there were no comparable recoveries in the nine months ended September 30, 2022.

Gain on insurance recoveries from unconsolidated joint ventures.
In the nine months ended September 30, 2022, we recognized $567,000 in gains primarily due to the fact that the amounts we received on claims related to insurance recoveries from the Texas Storm exceeded the assets previously written-off. In the nine months ended September 30, 2021, we recognized $1.2 million related to these claims.

Loss on early extinguishment of debt from unconsolidated joint ventures

In the nine months ended September 30, 2022, we recognized $3.5 million of loss on extinguishment of debt from the Shavano/Cinco/Vive/Waters Edge Sales and in the nine months ended September 30, 2021, we recognized $9.4 million of loss from the extinguishment of debt from the Avenue/Parc Sale. These losses were incurred in connection with the payoff of the mortgages upon the respective property sales.

Gain on sale of real estate from unconsolidated joint ventures
In the nine months ended September 30, 2022, we recognized an aggregate gain of $118.2 million from the Shavano/Cinco/Vive/Waters Edge Sales and in the nine months ended September 30, 2021, we recognized an aggregate gain of $84.0 million from the Avenue/Parc Sale..

Liquidity and Capital Resources
We require funds to pay operating expenses and debt service obligations, acquire properties (including the acquisition of interests of our joint venture partners) , make capital and other improvements, fund capital contributions, pay dividends and, to the extent we deem appropriate, reduce, other than in the ordinary course, our indebtedness over time. Generally, our primary sources of capital and liquidity are the operations of our multi-family properties (including distributions from the operations of our multi-family joint ventures and distributions from sale transactions), mortgage debt financings and re-financings, our share of the proceeds from the sale of properties, the sale of shares of our common stock pursuant to our at-the-market equity distribution program, borrowings from our credit facility and our available cash. At November 4, 2022, our available liquidity was $55.9 million, including $14.9 million of cash and cash equivalents and $ 41.0 million available under our credit facility and excludes funds held at our unconsolidated joint ventures. At November 4, 2022, the interest rate on the facility was 7%.
We anticipate that from October 1, 2022 through 2024, our operating expenses, $74.0 million of mortgage amortization and interest expense (including $30.0 million from unconsolidated joint ventures), and $14.9 million of balloon payments ( which as noted below was paid off on October 31, 2022) due with respect to a mortgage maturing from 2022 to 2024, interest expense on our credit facility and junior subordinated notes, estimated cash dividend payments of at least $42.1 million (assuming (i) the current quarterly dividend rate of $0.25 per share and (ii) 18.7 million shares outstanding), will be funded from cash generated from operations (including distributions from unconsolidated joint ventures), property sales and, to the extent available, our credit facility. On October 30, 2022, we borrowed $15.0 million from our credit facility to pay off the $14.9 million of mortgage debt that matured at the end of October 2022.
At September 30, 2022, we had mortgage debt of $673.2 million (including $247.6 million of mortgage principal debt of our unconsolidated subsidiaries). The mortgage debt at our: (i) consolidated subsidiaries had a weighted average interest rate of 3.99% and a weighted average remaining term to maturity of approximately 7.8 years, and (ii) at our unconsolidated subsidiaries had a weighted average interest rate of 3.96% and a remaining term to maturity of approximately 7.3 years.
Capital improvements at (i) two unconsolidated multi-family properties will be funded by approximately $872,000 of restricted cash available at September 30, 2022 and the cash flow from operations at such properties and (ii) other properties will be funded from the cash flow from operations of such properties.
Junior Subordinated Notes
As of September 30, 2022, $37.4 million (excluding deferred costs of $282,000) in principal amount of our junior subordinated notes is outstanding. These notes mature in April 2036, contain limited covenants (including covenants prohibiting us from paying dividends or repurchasing capital stock if there is an event of default (as defined therein) on these notes), are redeemable at our option and bear an interest rate, which resets and is payable quarterly, of three-month LIBOR plus 200 basis points. At November 4, 2022, September 30, 2022 and 2021, the interest rate on these notes was 6.41%, 4.78% and 2.13%, respectively.
Credit Facility
Our credit facility with VNB New York, LLC, an affiliate of Valley National Bank (collectively, "VNB"), allows us to borrow, subject to compliance with borrowing base requirements and other conditions, up to $60 million, (i) for the acquisition of, and investment in, multi-family properties, (ii) to repay mortgage debt secured by multi-family properties and (iii) for Operating Expenses (i.e., working capital (including dividend payments) and operating expenses); provided, that not more than $25 million may be used for Operating Expenses. The credit facility is secured by cash accounts maintained by us at VNB (and we are required to maintain substantially all of our bank accounts at VNB), and the pledge of our interests in the entities that own the unencumbered multi-family properties used in calculating the borrowing base. The credit facility bears an annual interest rate, which resets daily, equal to the prime rate, with a floor of 3.50%. There is an annual fee of 0.25% on the total amount committed by VNB and unused by us. The credit facility matures in September 2025. Net proceeds received from the sale, financing or refinancing of our properties are generally required to be used to repay amounts outstanding on the facility. As of November 4, 2022, $19..0 million is outstanding on the credit facility and $41.0 million is available to be borrowed thereunder.
The terms of the credit facility include certain restrictions and covenants which, among other things, limit the incurrence of liens, require that we maintain and include in the collateral securing the facility at least three unencumbered properties with an aggregate value(as calculated pursuant to the facility) of at least $75 million, and require compliance with financial ratios relating to, among other things, maintaining a minimum tangible net worth of $140 million, the minimum amount of debt service coverage with respect to the properties (and amounts drawn on the credit facility) used in calculating the borrowing base. Net proceeds received from the sale, financing or refinancing of wholly-owned properties are generally required to be used to repay amounts outstanding under the credit facility.
At September 30, 2022, we were in compliance in all material respects with the requirements of the facility.

Other Financing Sources and Arrangements

At September 30, 2022, we are joint venture partners in unconsolidated joint ventures which own eight multi-family properties and a development project, and the distributions to us from these joint venture properties ($14.8 million (including $13.3 million from the sale of a property) in the quarter ended September 30, 2022) are a significant source of our liquidity and cash flow. Further, we may be required to make significant capital contributions with respect to these properties. At September 30, 2022, these joint venture properties have a net equity carrying value of $43.8 million and are subject to mortgage debt, which is not reflected on our consolidated balance sheet, of $247.6 million. Although BRT Apartments Corp. is not the obligor with respect to such mortgage debt, the loss of any of these properties due to mortgage foreclosure or similar proceedings would have a material adverse effect on our results of operations and financial condition. These joint venture arrangements have been, and we anticipate that they will continue to be, material to our liquidity and capital resource position. See note 8 to our consolidated financial statements.

Cash Distribution Policy

We have elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended, which we refer to as the “Code.” To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute to our stockholders within the time frames prescribed by the Code at least 90% of our ordinary taxable income. Management currently intends to maintain our REIT status. As a REIT, we generally will not be subject to corporate Federal income tax on taxable income we distribute to stockholders in accordance with the Code. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent tax years. Even if we qualify for Federal taxation as a REIT, we are subject to certain state and local taxes on our income and to Federal income and excise taxes on undistributed taxable income (i.e., taxable income not distributed in the amounts and in the time frames prescribed by the Code).

Our net operating loss at December 31, 2021 was approximately $36.0 million and we anticipate applying this amount to offset income generated in 2022. On October 7, 2022, we paid a quarterly cash dividend of $0.25 per share.

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

Funds from Operations, Adjusted Funds from Operations and Net Operating Income

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

The tables below provides a reconciliation of net loss determined in accordance with GAAP to FFO and AFFO on a dollar and per share basis for each of the indicated periods (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
GAAP Net income attributable to common stockholders	$7,059	$28,106	$54,174	$30,368
Add: depreciation of properties	8,165	1,787	16,781	4,740
Add: our share of depreciation in unconsolidated joint venture properties	1,657	5,514	9,234	18,389
Add: Impairment charge	—	—	—	520
Add: our share of impairment charge in unconsolidated joint venture properties	—	—	—	2,010
Deduct: our share of equity in earnings from sale of unconsolidated joint venture properties	(11,472)	(34,982)	(64,531)	(34,982)
Deduct: gain on sale of real estate and partnership interests	—	(414)	(6)	(9,937)
Adjustments for non-controlling interests	(4)	(4)	(12)	(12)
NAREIT Funds from operations attributable to common stockholders	5,405	7	15,640	11,096

Adjustments for: straight-line rent accruals	6	(10)	18	(30)
Add: loss on extinguishment of debt	—	902	563	902
Add: our share of loss on extinguishment of debt from unconsolidated joint venture properties	388	4,581	1,880	4,581
Add: amortization of restricted stock and RSU expense	1,208	843	3,183	1,950
Add: amortization of deferred mortgage and debt costs	191	62	370	215
Add: our share of deferred mortgage costs from unconsolidated joint venture properties	33	148	199	439
Less: our share of insurance recovery from unconsolidated joint venture properties	—	—	—	(2,010)
Less: gain on insurance proceeds	(62)	—	(62)	—
Less: our share of gain on insurance proceeds from unconsolidated joint venture properties	—	(880)	(432)	(880)
Adjustments for non-controlling interests	(1)	2	(3)	6
Adjusted funds from operations attributable to common stockholders	$7,168	$5,655	$21,356	$16,269

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income attributable to common stockholders	$0.37	$1.54	$2.91	$1.69
Add: depreciation of properties	0.44	0.10	0.90	0.29
Add: our share of depreciation in unconsolidated joint venture properties	0.09	0.30	0.50	1.04
Add: Impairment charge	—	—	—	0.03
Add: our share of impairment charge in unconsolidated joint venture properties	—	—	—	0.11
Deduct: our share of equity in earnings from sale of unconsolidated joint venture properties	(0.61)	(1.92)	(3.47)	(1.97)
Deduct: gain on sale of real estate and partnership interests	—	(0.02)	—	(0.56)
Adjustment for non-controlling interests	—	—	—	—
NAREIT Funds from operations per diluted common share	0.29	—	0.84	0.63

Adjustments for: straight line rent accruals	—	—	—	—
Add: loss on extinguishment of debt	—	0.05	0.03	0.05
Add: our share of loss on extinguishment of debt from unconsolidated joint venture properties	0.02	0.25	0.10	0.26
Add: amortization of restricted stock and RSU expense	0.06	0.05	0.16	0.11
Add: amortization of deferred mortgage and debt costs	0.01	—	0.02	0.01
Add: our share of deferred mortgage and debt costs from unconsolidated joint venture properties	—	0.01	0.01	0.02
Less: our share of insurance recovery from unconsolidated joint venture properties	—	—	—	(0.11)
Less: gain on insurance proceeds	—	—	—	—
Less: our share of gain on insurance proceeds from unconsolidated joint venture properties	—	(0.05)	(0.02)	(0.05)
Adjustments for non-controlling interests	—	—	—	—
Adjusted funds from operations per diluted common share	$0.38	$0.31	$1.14	$0.92

Diluted shares outstanding for FFO and AFFO	18,928,648	18,215,924	18,712,740	17,820,909
Three Months Ended September 30, 2022 and 2021
FFO for the three months ended September 30, 2022 increased from the corresponding quarter in the prior year primarily due to a decrease in the loss on extinguishment of debt at our unconsolidated properties, improved operating margins across our portfolio and the increase in our share of the operating income due to our increased ownership in the 14 properties that were the subject Partner Buyouts(the “Incremental Impact”), net of decreases due to property sales. The increase was offset by (i) the inclusion, in the three months ended September 30, 2021, of gains from insurance proceeds and (ii) increases, in the three months ended September 30, 2022, in general and administrative expenses (primarily non-cash compensation expense related to the amortization of restricted stock and RSU expense), and income tax expense.

AFFO for the three months ended September 30, 2022 increased from the corresponding period in the prior year, primarily reflecting improved operating margins across our portfolio and the Incremental Impact (net of decreases due to property sales). The increase was offset by increased general and administrative expense (excluding the impact of the restricted stock and RSU amortization expense) and income tax expense.
Diluted per share FFO and AFFO were impacted in the three months ended September 30, 2022 by a 713,000 increase in the weighted average shares of common stock outstanding , primarily due to stock issuances pursuant to our at-the market offering and our equity incentive programs.

- See "Results of Operations - Three Months Ended September 30, 2022 compared to three months ended September 30, 2021", for a discussion of these changes.
Nine Months Ended September 30, 2022 and 2021
FFO increased for the nine months ended September 30, 2022 from the corresponding period in the prior year primarily due to improved operating margins across our portfolio, the Incremental Impact (net of decreases due to property sales), a decline in interest expense primarily due to the payoff of mortgage debt in 2021, and a decrease in loss on extinguishment of debt. The increase was offset by (i) the inclusion, in the nine months ended September 30, 2021, of insurance recoveries and gains from insurance proceeds, and(ii) the increase , in the nine months ended September 30, 2022, in general and administrative expenses (primarily non-cash compensation expense related to the amortization of restricted stock and RSU expense), and income tax expense.

AFFO increased for the nine months ended September 30, 2022 from the corresponding period in the prior year primarily due to improved operating margins across our portfolio, the Incremental Impact (net of decreases due to property sales), and a decline in interest expense primarily due to the payoff of mortgage debt in 2021. The increase was offset by increased income tax expense.

Diluted per share FFO and AFFO were impacted in the nine months ended September 30, 2022 by a 892,000 increase in the weighted average shares of common stock outstanding from the beginning of the third quarter, primarily due to stock issuances pursuant to our at-the-market offering and equity incentive programs.

See - "Results of Operations - Nine Months Ended September 30, 2022 compared to the nine months ended September 30, 2021", for a discussion of these changes.

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

The following table provides a reconciliation of net income attributable to common stockholders as computed in accordance with GAAP to NOI of our consolidated properties for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
GAAP Net income attributable to common stockholders	$7,059	$28,106	$54,174	$30,368
Less: Other Income	(6)	(5)	(12)	(12)
Add: Interest expense	5,061	1,535	9,994	4,804
General and administrative	3,673	3,114	10,839	9,382
Impairment charge	—	—	—	520
Depreciation	8,165	1,787	16,781	4,740
Provision for taxes	178	31	976	155
Less: Gain on sale of real estate	—	(414)	(6)	(7,693)
Gain on sale of partnership interest	—	—	—	(2,244)
Equity in earnings from sale of unconsolidated joint venture properties	(11,472)	(34,982)	(64,531)	(34,982)
Gain on insurance recoveries	(62)	—	(62)	—
Add: Loss on extinguishment of debt	—	902	563	902
Adjust for: Equity in (earnings) loss of unconsolidated joint venture properties	(135)	4,196	(1,315)	6,033
Add: Net income attributable to non-controlling interests	35	35	107	102
Net Operating Income	$12,496	$4,305	$27,508	$12,075

Less: Non-same store Net Operating Income (loss)	8,402	845	(15,695)	(1,690)
Same store Net Operating Income	$4,094	$3,460	$11,813	$10,385

For the three months ended September 30, 2022, NOI increased $8.2 million from the corresponding period in 2021 primarily due to a $14.0 million increase in rental revenues primarily due to the impact of the Partner Buyouts offset by a $5.8 million increase, primarily due to the impact of the Partner Buyouts, in real estate operating expenses. Same store NOI in the three months ended September 30, 2022 increased by $634,000 from the corresponding period in 2021, due to a $727,000 increase in rental revenues (and in particular, the increase in average rental rates) offset by a $93,000 increase in real estate operating expenses. See "-Results of Operations - Three Months Ended September 30, 2022 Compared to the three Months ended September 30, 2021 " for a discussion of these changes.

For the nine months ended September 30, 2022, NOI increased $15.4 million from the corresponding period in 2021 primarily due to a $26.0 million increase in rental revenues and primarily due to the impact of the Partner Buyouts offset by a $10.6 million increase, primarily due to the Partner Buyouts, in real estate operating expenses. Same store NOI in the nine months ended September 30, 2022 increased by $1.4 million from the corresponding period in 2021, due to a $2.0 million increase in rental revenues (and in particular, the increase in average rental rates) offset by a $596,000 increase in real estate operating expenses. See "-Results of Operations - Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021 " for a discussion of these changes.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

All of our mortgage debt bears interest at fixed rates. Our junior subordinated notes bear interest at the rate of three month LIBOR plus 200 basis points. At September 30, 2022, the interest rate on these notes was 4.78%. Our credit facility bears interest at the prime rate. At September 30, the interest rate on the credit facility was 6.25% A 100 basis point increase in the rates would increase our related interest expense by approximately $444,000 annually( of which $374,000 would be due to the change in rate on the junior subordinated notes) and a 100 basis point decrease in the rates would decrease our related interest expense by $444,000 annually( of which $374,000 would be due to the change in the rate on the junior subordinated notes).

Item 4. Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based upon that evaluation, these officers concluded that as of September 30, 2022 our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

There are no material changes to the status of the litigation we disclosed in our Annual Report.

From time to time, we are party to legal proceedings that arise in the ordinary course of our business, and in particular, personal injury claims involving the operations of our properties. Although we believe that the primary and umbrella insurance coverage maintained with respect to our properties is sufficient to cover claims for compensatory damages, many of these personal injury claims also assert exemplary(i.e punitive) damages. Generally, insurance does not cover claims for exemplary damages and we may be adversely affected if claims for exemplary damages are asserted successfully. See Note 14 of our Consolidated Financial Statements.

Item 6. Exhibits

Exhibit No.	Title of Exhibits
10.5	Form of Performance Award Agreement granted pursuant to the 2022 Incentive Plan
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Senior Vice President—Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Senior Vice President—Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements. XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Date File (formatted as inline XBRL and contained in Exhibit 101)
_______________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRT APARTMENTS CORP.

November 8, 2022	/s/ Jeffrey A. Gould
Jeffrey A. Gould, President and
Chief Executive Officer

November 8, 2022	/s/ George Zweier
George Zweier, Vice President
and Chief Financial Officer
(principal financial officer)