Form 10-K
period 2022-12-31
BRT Apartments Corp.
filed 2023-03-15
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). .☐

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $245.9 million based on the last sale price of the common equity on June 30, 2022, which is the last business day of the registrant's most recently completed second quarter.
As of March 1, 2023, the registrant had 19,144,381 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the 2023 annual meeting of stockholders of the Registrant to be filed pursuant to Regulation 14A not later than May 1, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Form 10-K

Explanatory Note

Unless otherwise indicated or the context otherwise requires, (i) all references “us”, “we”, “BRT” or the “Company” refer to BRT Apartments Corp. and its consolidated and unconsolidated subsidiaries; (ii) all interest rates give effect to the related interest rate derivative, if any; (iii) "acquisitions" include investments in unconsolidated joint ventures; (iv) our "significant subsidiaries" (as such term is by Rule 1-02(w) of Regulation S-X, include TRB Holdings LLC, TRB Bells Bluff LLC, which own Bells Bluff, a property located in West Nashville, TN and TRB Civic Center LLC, which owns Civic Center I and II, properties located in Southaven MS, (v) the term "promote" refers to our joint venture partner's share of the income and/or cash flow from a multi-family property greater than that implied by their percentage of equity interest in such project and (vi) "same store properties" refer to properties that we owned and operated for the entirety of periods being compared, except for properties that are in lease-up. We move properties previously excluded from our same store portfolio (because they were in lease up) into the same store designation once they have stabilized (as described below) and such status has been reflected fully in all applicable periods of comparison. Newly constructed, lease-up, development and redevelopment properties are deemed stabilized upon the earlier to occur of the first full calendar quarter beginning (a) 12 months after the property is fully completed and put in service and (b) attainment of at least 90% physical occupancy.
Cautionary Statement Regarding Forward-Looking Statements
We consider this and other sections of this Annual Report on Form 10-K to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, with respect to our expectations for future periods. Forward-looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions or other items related to the future. Such forward-looking statements include, without limitation, statements regarding expected operating performance and results, property acquisition and disposition activity, joint venture activity, development and value add activity and other capital expenditures, and capital raising and financing activity, as well as revenue and expense growth, occupancy, interest rate and other economic expectations. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “projects,” “assumes,” “will,” “may,” “could,” “should,” “budget,” “target,” “outlook,” “opportunity,” “guidance” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors as described below,which are in some cases beyond our control, which may cause our actual results, performance or achievements to be materially different from the results of operations, financial conditions or plans expressed or implied by such forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such forward-looking statements included in this report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved and investors are cautioned not to place undue reliance on such information.

The following factors, among others, could cause our actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements:

•inability to generate sufficient cash flows due to unfavorable economic and market conditions (e.g., inflation, volatile interest rates and the possibility of a recession), changes in supply and/or demand, competition, uninsured losses, changes in tax and housing laws or other factors;
•adverse changes in real estate markets, including, but not limited to, the extent of future demand for multifamily units in our significant markets, barriers of entry into new markets which we may seek to enter in the future, limitations on our ability to increase or collect rental rates, competition, our ability to identify and consummate attractive acquisitions and dispositions on favorable terms, and our ability to reinvest sale proceeds in a manner that generates favorable returns;
•general and local real estate conditions, including any changes in the value of our real estate;
•decreasing rental rates or increasing vacancy rates;
•challenges in acquiring properties (including challenges in buying properties directly without the participation of joint venture partners and the limited number of multi-family property acquisition opportunities available to us), which acquisitions may not be completed or may not produce the cash flows or income expected;

•the competitive environment in which we operate, including competition that could adversely affect our ability to acquire properties and/or limit our ability to lease apartments or increase or maintain rental rates;
•exposure to risks inherent in investments in a single industry and sector;
•the concentration of our multi-family properties in the Southeastern United States and Texas, which makes us more susceptible to adverse developments in those markets;
•increases in expenses over which we have limited control, such as real estate taxes, insurance costs and utilities, due to inflation and other factors;
•impairment in the value of real estate we own;
•failure of property managers to properly manage properties;
•accessibility of debt and equity capital markets;
•disagreements with, or misconduct by, joint venture partners;
•inability to obtain financing at favorable rates, if at all, or refinance existing debt as it matures;
•level and volatility of interest or capitalization rates or capital market conditions;
•extreme weather and natural disasters such as hurricanes, tornadoes and floods;
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
•our ability to satisfy the complex rules required to maintain our qualification as a REIT for federal income tax purposes;
•possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us or a subsidiary owned by us or acquired by us;
•our dependence on information systems and risks associated with breaches of such systems;
•disease outbreaks and other public health events, and measures that are taken by federal, state, and local governmental authorities in response to such outbreaks and events;
•impact of climate change on our properties or operations;
•risks associated with the stock ownership restrictions of the Internal Revenue Code of 1986, as amended (the "Code") for REITs and the stock ownership limit imposed by our charter; and
•the other factors described in this Annual Report, including those set forth under the captions "Item 1. Business," "Item 1A. Risk Factors," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".
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

PART I
Item l.    Business.
General
We are an internally managed real estate investment trust, also known as a REIT, that owns, operates, and to a lesser extent, holds interests in joint ventures that own and operate multi-family properties. At December 31, 2022, we (i) wholly-own 21 multi-family properties with an aggregate of 5,420 units and a carrying value of $649.7 million; (ii) have ownership interests, through unconsolidated entities, in eight multi-family properties with an aggregate of 2,781 units for which the carrying value of our net equity investment therein is $39.1 million; and (iii) own other assets, through consolidated and unconsolidated subsidiaries, with a carrying value of $5.4 million. The 29 multi-family properties are located in 11 states; most of these properties are located in the Southeast United States and Texas.
Our website can be accessed at www.brtapartments.com, where copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the Securities and Exchange Commission, or SEC, can be obtained free of charge.

2022 and Recent Developments.

During 2022:
Partner Buyouts
We purchased the interests of our joint venture partners in ventures that owned 11 multi-family properties for an aggregate purchase price of $105.9 million (the "2022 Partner Buyouts"). As a result, these properties are wholly-owned and the accounts (including the mortgage debt on these properties) and results of operations of these properties are included directly in our consolidated financial statements as of the applicable date of purchase. In 2022, (i) since the applicable Partner Buyout, these properties contributed in the aggregate $23.4 million in rental revenues, $10.2 million in operating expenses, $6.6 million in interest expense and $11.2 million in depreciation, and (ii) prior to the applicable Partner Buyout, contributed an aggregate of $1.2 million of equity in earnings from unconsolidated joint ventures. In 2023, we anticipate that these 11 properties will generate approximately $41.8 million in rental revenues, $18.0 million of real estate operating expense, $11.9 million in interest expense and $16.6 million in depreciation. These estimates for 2023 assume that rental income and real estate operating expense will remain at the same level in 2023 as in 2022 (although we anticipate that real estate operating expense will be higher in 2023 due to the master insurance program), and assumes an anticipated increases in 2023 from 2022 in interest expense due to a mortgage refinance that occured in May 2022 and depreciation as a result of the additional investments (i.e., the purchase price paid for the remaining interest) made in such properties. Since August 2021, we completed the purchase of the remaining interests of our joint venture partners in 14 joint ventures including three partner buyouts completed in 2021 (the "2021 Partner Buyouts"; and together with the 2022 Partner Buyouts, the "Partner Buyouts").
Sales

We recorded an aggregate gain of $64.5 million from the sale by unconsolidated subsidiaries, in four separate transactions, of four multi-family properties, and our share of the related aggregate loss on extinguishment of debt was $1.9 million. During 2022 and 2021 (through the applicable sales dates), these properties contributed a loss of $1.6 million (including our share of the early extinguishment of debt charge related to these sales) and income of $201,000 respectively, of equity in earnings (loss) of unconsolidated joint ventures.

Financing; Other

We:

•entered into an amendment (the "Amendment") to our amended and restated credit facility (the "Facility") with VNB New York, LLC, an affiliate of Valley National Bank (“VNB”). Among other things, the Amendment (i) increased the amount we are permitted to borrow from $35 million to an aggregate of $60 million, subject to compliance with borrowing base requirements and other conditions, (ii) increased from $15 million to $25 million the amount that may be used for working capital (including dividend payments) and operating expenses, (iii) extended the term of the facility from November 2024 to September 2025, (iv) reduced the interest rate to the prime rate (subject to a floor of 3.5%) by eliminating the 25 basis point spread over the prime rate, (v) increased the number and value of the unencumbered properties we are required to maintain from two properties with a value of at least $50 million to three properties with a value of at least $75 million and (vi) requires that we maintain a tangible net worth of a least $140 million.

•raised approximately $9.9 million of equity from the sale of 447,815 shares of our common stock pursuant to our at-the-market equity offering program.
•implemented, effective with the dividend declared in June 2022, an 8.7% per share increase in our quarterly cash dividend from the immediately preceding dividend payment, and declared dividends of an aggregate of $0.98 per share.
•implemented a dividend reinvestment plan which allows our stockholders to purchase our common stock at a discount (currently 3.0% to the trading price) and which reduced our cash outlay for dividends paid in 2022 by $1.3 million.
•maintained an average occupancy rate of 95.9% across our portfolio of multi-family properties.
•began participating in a master insurance program, which we refer to as the Insurance Program, which covers 17 wholly-owned properties comprising 4,316 units located in ten states. Generally, the coverage limit is $100 million ($50 million for named hurricanes) per occurrence with a deductible of $100,000 for all other perils, and varying deductibles for, among other things, wind, flood, and earthquake damage.
•used our available cash to pay-off $14.5 million of 4.29% mortgage debt of Avalon Apartments - Pensacola, FL, a wholly owned property.
•used our credit facility in October 2022 to pay off $14.9 million of maturing mortgage debt at our Silvana Oaks-North Charleston, SC property.
In February 2023, we obtained mortgage debt of $21.2 million on our Silvana Oaks - North Charleston, SC multi-family property; such mortgage debt matures in March 2033, bears an interest rate of 4.45% and is interest only for the term of the mortgage. We used the proceeds of such mortgage debt to fully pay down our credit facility.
On March 13, 2023, the unconsolidated joint venture that owns Chatham Court and Reflections, a 494 unit multi-family property located in Dallas, TX, and in which we have a 50% interest, entered into a contract to sell such property. We estimate that our share of the gain from this sale will be approximately $14.3 million and that our share of the related early extinguishment of debt charge will be $167,000. In 2022, this property accounted for $753,000 of equity in earnings from unconsolidated joint ventures. We anticipate that the closing of this transaction, which is subject to customary closing conditions, will be completed in the quarter ending June 30,2023, although we can provide no assurance that this transaction will be completed.
In March 2023, the Company entered into an agreement to acquire a 238-unit multifamily property constructed in 2019 and located in Richmond, VA, for a purchase price of approximately $62.5 million. The purchase price includes the assumption of approximately $32 million of mortgage debt bearing an interest rate of 3.34% and maturing in 2061. The purchase is subject to the satisfaction of various conditions, including the completion, to BRT’s satisfaction, of its due diligence investigation, as well as the approval by the mortgage lender of the Company’s assumption of the mortgage debt. BRT anticipates that this transaction will be completed in the fourth quarter of 2023, although we can provide no assurance that this transaction will be completed.

Our Multi-Family Properties
Generally, our multi-family properties are garden apartment, mid-rise or town home style properties that provide residents with amenities, such as a clubhouse, swimming pool, laundry facilities and cable television access. Residential leases are typically for a one-year term and may require security deposits equal to one month's rent. Substantially all of the units at these properties are leased at market rates. Set forth below is selected information regarding the multi-family properties in which we have an interest, as of December 31, 2022; the properties in which we have a less than 100% ownership interest are owned by unconsolidated joint ventures:

				Our Percentage Ownership (%) (1)	Average Monthly Rental Rate Per Occupied Unit ($)					Average Physical Occupancy (%)
Property Name and Location	Number of Units	Age	Acquisition Date		2022	2021	2020	2019	2018	2022	2021	2020	2019	2018
Silvana Oaks Apartments—N. Charleston, SC	208	12	10/4/2012	100	1,370	1,231	1,182	1,162	1,143	96.0	95.1	93.2	94.5	93.2
Avondale Station—Decatur, GA	212	68	11/19/2012	100	1,323	1,196	1,173	1,102	1,047	96.3	97.2	95.3	96.2	94.4
Brixworth at Bridge Street—Huntsville, AL (2)	208	37	10/18/2013	100	950	879	828	755	760	94.3	96.1	97.6	96.4	92.6
Newbridge Commons—Columbus, OH	264	23	11/21/2013	100	1,031	947	929	898	853	97.3	97.5	95.2	95.2	96.7
Crossings of Bellevue—Nashville, TN (3)	300	37	4/2/2014	100	1,328	1,186	1,186	1,157	1,120	96.7	97.1	96.3	97.3	98.3
Avalon Apartments—Pensacola, FL	276	14	12/22/2014	100	1,438	1,250	1,124	1,065	1,003	96.3	98.1	95.3	96.4	93.8
Parkway Grande—San Marcos, TX	192	8	9/10/2015	100	1,209	1,042	1,035	1,075	1,067	95.9	97.1	93.4	94.5	93.1
Woodland Trails—LaGrange, GA	236	12	11/18/2015	100	1,193	1,059	1,014	960	938	97.5	98.9	96.7	96.1	95.2
Grove at River Place — Macon, GA (2)	240	34	2/1/2016	100	865	792	744	735	709	95.9	95.6	92.2	90.7	93.6
Civic Center I—Southaven, MS (4)	392	20	2/29/2016	100	1,122	1,021	958	922	872	97.6	98.2	97.1	96.5	97.3
Civic Center II — Southaven, MS (4)	384	17	9/1/2016	100	1,186	1,085	1,031	979	925	97.0	98.2	96.6	97.2	96.8
Verandas at Alamo Ranch—San Antonio, TX (5)	288	7	9/19/2016	100	1,194	1,084	1,039	1,022	996	92.0	91.2	93.2	93.8	92.4
Kilburn Crossing — Fredericksburg, VA	220	17	11/4/2016	100	1,593	1,465	1,411	1,389	1,302	97.4	97.9	96.2	95.1	95.9
Bells Bluff — West Nashville, TN (3)	402	3	6/2/2017	100	1,749	1,421	1,482	N/A	N/A	96.9	92.3	74.7	N/A	N/A
Vanguard Heights — Creve Coeur, MO (6)	174	6	4/4/2017	100	1,598	1,583	1,604	1,560	1,495	94.2	93.6	95.9	95.3	91.4
Jackson Square — Tallahassee, FL (2)	242	26	8/30/2017	100	1,270	1,131	1,090	1,067	1,018	94.3	94.2	94.8	94.6	91.0
Magnolia Pointe at Madison — Madison, AL (2)	204	31	12/7/2017	100	1,154	1,036	924	881	826	92.1	96.6	97.6	98.5	95.3
The Woodland Apartments — Boerne, TX (2)(7)	120	15	12/14/2017	100	1,138	974	980	960	918	97.3	87.0	96.3	94.1	91.3
Somerset at Trussville — Trussville, AL (2)	328	15	5/7/2019	100	1,145	1,078	998	1,007	—	96.7	95.7	97.0	95.1	—
Crestmont at Thornblade — Greenville, SC (3)	266	24	10/30/2018	100	1,232	1,104	1,051	1,072	1,156	97.8	96.3	91.8	88.7	92.1
Abbots Run — Wilmington, NC (2)	264	21	2/20/2020	100	1,110	978	873	—	—	96.8	95.3	93.5	—	—
Chatham Court and Reflections — Dallas, TX	494	37	5/11/2016	50	1,104	950	969	959	930	95.8	93.3	85.2	92.4	92.0
The Pointe at Lenox Park— Atlanta, GA	271	33	8/15/2016	74	1,405	1,275	1,255	1,216	1,201	94.1	96	94.6	93.2	88.8
Canalside Lofts — Columbia, SC	374	14	11/10/2016	32	1,314	1,225	1,406	1,217	1,220	95.7	93.2	90.9	93.0	89.7
Canalside Sola — Columbia, SC (8)	339	7	11/10/2016	46	1,474	1,361	1,395	1,445	1,432	96.6	92.6	81.4	68.0	22.0
Mercer Crossing — Farmers Branch, TX	509	6	6/29/2017	50	1,570	1,374	1,314	1,308	1,279	94.8	95.9	90.6	92.0	89.3
Gateway Oaks — Forney, TX	313	6	9/15/2017	50	1,281	1,181	1,147	1,148	1,108	97.8	96.7	91.1	93.9	92.8
Landings of Carrier Parkway — Grand Prairie, TX	281	21	5/17/2018	50	1,288	1,149	1,098	1,019	957	93.2	94.1	94.5	90.4	93.7
Village at Lakeside — Auburn, AL	200	34	8/8/2019	80	983	907	859	835	—	97.7	97.1	96.0	95.7	—

Total	8,201

______________________

(1) Distributions to, and profit sharing between, joint venture partners, are determined pursuant to the applicable agreement governing the relationship between the parties and are generally not pro rata to the equity ownership percentage each joint venture partner has in the applicable joint venture.
(2) Prior to 2022, our ownership interest in these properties was 80%..
(3) Prior to 2021, our ownership interest in Bells Bluff, Crestmont at Thornblade and Crossings of Bellevue was 58.1%, 90% and 80%, respectively. Bells Bluff was in lease up until September 2020.
(4) Prior to 2022, our ownership interest in these properties was 75% and prior to 2021 was 60%.
(5) Prior to 2022, our ownership interest in this property was 72%.
(6) Prior to 2022 our ownership interest in this property was 78%.
(7) Occupancy in 2021 was effected by damage from the February ice storm in Texas (the "Texas Storm").
(8) This property was in lease up until September 2020.

The following table sets forth certain information, presented by state, related to our consolidated properties as of December 31, 2022 (dollars in thousands):

State	Number of Properties	Number of Units	2022 Rental and Other Revenues (1)	Percent of 2022 Rental and Other Revenues
Tennessee	2	702	$13,812	20%
Georgia	3	688	8,785	12%
South Carolina	2	474	8,111	11%
Florida	2	518	7,605	11%
Texas	3	600	7,578	11%
Mississippi	2	776	5,438	8%
Alabama	3	740	5,099	7%
Virginia	1	220	4,556	6%
Ohio	1	264	3,563	5%
Missouri	1	174	2,630	4%
North Carolina	1	264	1,824	3%
Other (2)	—	—	1,514	2%
Total	21	5,420	$70,515	100%
___________________________

(1) Includes revenues from the date we completed the purchase of our venture partner's remaining interest in a property.
(2) Includes non-multi- family revenues primarily from a single commercial property located in Yonkers, NY.

The following table sets forth certain information, presented by state, related to properties owned by unconsolidated joint ventures at of December 31, 2022 (dollars in thousands):

State	Number of Properties	Number of Units	2022 JV Rental and Other Revenues (1)		Percent of 2022 JV Rental and Other Revenues (1)
Texas	4	1,597	$27,236		58%
South Carolina	2	713	12,348		26%
Georgia	1	271	4,765		10%
Alabama	1	200	2,579		6%
Total	8	2,781	$46,928	4,692,800,000%	100%
___________________________
(1) The term "JV Rental and other Revenues" refers to the revenues generated at multi-family properties owned by unconsolidated joint ventures.
Excludes revenues generated in 2022 from (i) properties sold in 2022 and (ii) properties that were the subject of the 2022 Partner Buyouts. See note 6 to our consolidated financial statements.

Our Acquisition Approach
Historically, we acquired multi-family properties with joint venture partners whom we believed had knowledge and experience in owning and operating multi-family properties in the target market. Although we will pursue the acquisition of multi-family properties with joint venture partners in appropriate situations, we are also working to acquire multi-family properties directly (i.e., without joint venture partners) - we anticipate that acquiring these properties directly will allow the possibility for greater returns on our investment and allow the accounts and operations of such properties to be presented directly in our consolidated financial statements.
We emphasize acquiring the following types of multi-family properties:
•Class B or better properties with strong and stable cash flows in markets where we believe there exists opportunity for rental growth and further value creation;
•Class B or better properties that offer significant potential for capital appreciation through repositioning or rehabilitating the asset to drive rental growth; and
•properties available at opportunistic prices providing an opportunity for a significant appreciation in value.

We seek properties that provide stable risk adjusted total returns (i.e., operating income plus capital appreciation), including value-add opportunities (i.e., properties that can be repositioned or improved allowing us to generate higher rents or improved occupancy) and emphasize acquiring properties in the Southeast United States and Texas. We have been opportunistic in pursuing multi-family property acquisitions and have not mandated any specific acquisition criteria, although we take the following, among other things, into account in evaluating an acquisition opportunity: location, demographics, size of the target market, property quality, availability and terms and conditions of long-term fixed-rate mortgage debt, potential for capital appreciation or recurring income, extent and nature of contemplated capital improvements and property age.
A key consideration in our acquisition process is the availability of mortgage debt to finance the acquisition (or the ability to assume the mortgage debt on the property) and the terms and conditions (e.g., interest rate, amortization and maturity) of such debt. Generally, approximately 35% to 50% of the purchase price has been paid in cash (all or a portion of our share of which may be funded by borrowing from our credit facility) and the balance is financed with mortgage debt. We believe that the use of leverage allows us the ability to earn a greater return on our investment than we would otherwise earn. Generally, the mortgage debt obtained in connection with an acquisition matures in five to ten years, is interest only for one to five years, and provides for a fixed interest rate and for the amortization of the principal of such debt over 30 years.
Potential acquisitions are reviewed and approved by our investment committee. Approval requires the assent of not less than five of the eight members of this committee, all of whom are our executive officers. Board of director approval is required for any single multi-family property acquisition in which our equity investment exceeds $40 million.
From time-to-time we have pursued development opportunities with joint venture partners when we believe the potential higher returns justify the additional risks. The factors considered in pursuing these opportunities generally include the factors considered in evaluating a standard acquisition opportunity, and we place additional emphasis on our joint venture partner's ability to execute a development project. In 2022, we acquired, for $3.5 million, a 17.45% interest in a planned 240-unit development property located in Johns Island, SC. We anticipate that this project, which is our only development project, will be completed in the first quarter of 2024. We do not anticipate development properties will constitute a significant part of our portfolio.
It is our policy, and the policy of our affiliated entities (as described below), that any investment opportunity presented to us or to any of our affiliated entities that involves the acquisition of a multi-family property with more than 100 units, will first be offered to us and may not be pursued by any of our affiliated entities unless we decline the opportunity. Our affiliated entities include Gould Investors L.P., a master limited partnership involved primarily in the ownership and operation of a diversified portfolio of real estate assets, One Liberty Properties, Inc.., a NYSE listed net lease commercial REIT, and Majestic Property Management Corp., a property management company, which is wholly owned by Fredric H. Gould, our vice chairman. Gould Investors has purchased multifamily properties in the Southeast United States.; all of such properties have less than 100 units. We have not been interested in any of the properties purchased by Gould Investors.

Purchase of Joint Venture Interests in 2022
We purchased the interests of our joint venture partners in ventures that own 11 multi-family properties. Set forth in the table below is information regarding these purchases (dollars in thousands):

Property Name	Location	Units	Percent Acquired	Purchase Price (1)	Closing Date	Mortgage Debt (2)		Interest Rate	Maturity
Verandas at Alamo	San Antonio, TX	288	28%	$8,721	March 2022	$27,000		3.64%	October 2029
Vanguard Heights	Creve Couer, MO	174	22%	4,880	April 2022	29,700		4.41%	July 2031
Jackson Square	Tallahassee, FL	242	20%	7,215	May 2022	21,524		4.19%	September 2027
Brixworth at Bridge Street (3)	Huntsville, AL	208	20%	10,697	May 2022	11,147		4.25%	June 2032
Woodland Apartments	Boerne, TX	120	20%	3,881	May 2022	7,914		4.74%	February 2026
Grove at River Place (4)	Macon, GA	240	20%	7,485	June 2022	11,426		4.39%	February 2026
Civic Center I	Southaven, MS	392	25%	18,233	July 2022	27,389		4.24%	March 2026
Civic Center II	Southaven, MS	384	25%	17,942	July 2022	30,105		3.73%	September 2026
Abbotts Run	Wilmington, NC	264	20%	9,010	July 2022	23,160		4.71%	July 2030
Somerset at Trussville	Trussville, AL	328	20%	10,558	July 2022	32,250		4.19%	June 2029
Magnolia Pointe at Madison	Madison, AL	204	20%	7,246	August 2022	15,000		4.08%	January 2028
	Total	2,844		$105,868		$236,615	236615000
(1) The purchase price reflects our purchase of our joint venture partners' promote interest in the venture and excludes closing costs and operating cash acquired from the joint venture.
(2) Excludes fair value adjustments of $4,719 determined as part of the purchase price allocation.
(3) The original mortgage debt of $11,147 was refinanced with a new ten-year debt of $18,592 immediately following the buyout. The interest rate, maturity date and interest only period shown in the chart reflect the new mortgage.
(4) Includes a supplemental mortgage of $1,056 which was paid off immediately following the buyout.

Property and Joint Venture Dispositions
We monitor our portfolio to identify properties that should be sold. Factors considered in deciding whether to sell a property generally include our evaluation of the current market price of such property compared to its projected economics (including the age of the property and anticipated maintenance costs), changes in the factors considered by us in acquiring such property, the ability to reinvest net proceeds from a sale into a more favorable acquisition opportunity or other productive purpose (e.g., repayment of debt), our liquidity requirements and, with respect to properties that are owned by unconsolidated joint ventures, our partners' desires with respect thereto. If our partners deem it in their own economic interest to dispose of a property at an earlier date than we would otherwise dispose of a property, we may accommodate such request and agree to sell the property to a third party or attempt to purchase our partner's interest.

Dispositions of Joint Venture Properties
Set forth below is information regarding the sales by unconsolidated joint venture properties in 2022 (dollars in thousands):

Property	Location	Units	BRT Equity Interest	Sale Date	Sale Price	Gain	BRT Portion of Gain
Verandas at Shavano	San Antonio, TX	288	65%	February 2022	$53,750	$23,652	$12,961
Retreat at Cinco Ranch	Katy, TX	268	75%	June 2022	68,300	30,595	17,378
Vive at Kellswater	Kannapolis, NC	312	65%	June 2022	91,250	47,086	22,720
Waters Edge	Columbia, SC	204	80%	August 2022	32,400	16,937	11,472
		1,072			$245,700	$118,270	$64,531

Joint Venture Arrangements
The arrangements with our multi-family property joint venture partners are deal-specific and vary from transaction-to- transaction. Generally, these arrangements provide for us and our joint venture partner to receive net cash flow available for distribution and/or profits in the following order of priority: (i) a preferred return of 8% to 10% on each party's unreturned capital contributions, until such preferred return has been paid in full; and (ii) the return in full of each party's capital contribution (and together with the preferred return, the "Mandatory Return"). Thereafter, distributions to, and profit sharing between, joint venture partners, is determined pursuant to the applicable agreement governing the relationship between the parties. The allocation and distribution of cash and profits to BRT after the Mandatory Return is generally less than that implied by BRT's percentage equity interest in the venture/property as a result of allocation/distribution provisions of our joint venture operating agreements.

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

Property Management
The day-to-day management of our multi-family properties is overseen by property management companies operating in the market in which the property is located. (Five of our eight joint venture properties are managed by management companies that are owned by a joint venture partner or its affiliates.) The property management companies that manage our properties are paid fees ranging from 2% to 4% of revenues generated by the applicable property. Generally, we can terminate these management companies upon specified notice or for cause, subject to the approval of the mortgage lender and, in some cases, our joint venture partner. We believe satisfactory replacements for property managers are available, if required.
Mortgage Debt and Other Real Estate Financings
In acquiring properties, we use fixed rate mortgage debt to pay from 50% to 65% of the purchase price. Although fixed rate mortgage debt is typically more expensive and less flexible than variable rate mortgage debt (e.g., the interest rate is higher at origination and there are typically high prepayment penalties, yield maintenance payments and/or defeasance penalties when refinancing the debt prior to maturity), we prefer using such debt as it caps our exposure to fluctuating interest rates. We also from time to time obtain supplemental mortgage debt on an acquired property which, among other things, allows us to generate additional cash resulting from the appreciation of the value of the property. As of December 31, 2022, 17 of our 21 wholly owned properties are subject to fixed-rate mortgage debt, we have pledged our interests in three wholly-owned properties to our credit facility lender, each of our eight unconsolidated multi-family properties are subject to fixed-rate mortgage debt and our development project is subject to a variable-rate construction loan. As of December 31, 2022, the weighted average annual interest rate of the mortgage and construction debt on these multi-family properties is 3.99% and the weighted average remaining term to maturity of such debt is 7.2 years.

The following table sets forth scheduled principal (including amortization) mortgage payments due for all of our multi-family properties as of December 31, 2022 (dollars in thousands):

YEAR	Principal Payments Due for Consolidated Properties (1)	Principal Payments Due for Unconsolidated Joint Ventures (2)	Total Principal Payments Due
2023	$2,712	$3,565	$6,277
2024	3,667	4,023	7,690
2025	20,188	4,211	24,399
2026	74,652	37,761	112,413
2027	46,220	26,925	73,145
Thereafter	260,519	180,197	440,716
Total	$407,958	$256,682	$664,640
________________________
(1) Does not give effect to mortgage fair value adjustments of $2.0 million.
(2) Does not give effect to the minority interest's share of such debt.

The mortgage debt associated with our multi-family properties, including the mortgage debt at our significant subsidiaries generally contain covenants, including covenants that require, (i) the guarantor of the mortgage debt to maintain a certain level of net worth and liquid assets or (ii) in connection with the sale or other transfer of the property, the mortgage debt to be paid off (or assumed by the buyer with the consent of the mortgage lender). The mortgage debt is generally non-recourse to us and the entity that owns the property, subject to standard carve-outs. We, at the parent entity level (i.e., BRT Apartments Corp.), are the standard carve-out guarantor with respect to our wholly owned properties. (The term "standard carve-outs" refers to recourse items to an otherwise non-recourse mortgage and are customary to mortgage financing. While carve-outs vary from lender to lender and transaction to transaction, the carve-outs may include, among other things, a voluntary bankruptcy filing, environmental liabilities, the sale, financing or encumbrance of the property in violation of loan documents, damage to property as a result of intentional misconduct or gross negligence, failure to pay valid taxes and other claims which could create a lien on a property and the conversion of security deposits, insurance proceeds or condemnation awards). At December 31, 2022, the principal amount of mortgage debt outstanding with respect to the properties at which we are the carve-out guarantor is approximately $401.2 million.
Corporate Level Financing Arrangements
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Corporate Level Financing Arrangements" for information about our corporate level financing arrangements.
Insurance
The multi-family properties are covered by all risk property insurance covering 100% of the replacement cost for each building and business interruption and rental loss insurance (covering up to twelve months of loss). On a case-by-case basis, based on an assessment of the likelihood of the risk, availability of insurance, cost of insurance and in accordance with standard market practice, we obtain earthquake, windstorm, flood, terrorism and boiler and machinery insurance. We carry comprehensive liability insurance and umbrella policies for each of our properties which generally provide no less than $10 million to $25 million of coverage per incident. We request certain extension of coverage, valuation clauses, and deductibles in accordance with standard market practice and availability.
Although we may carry insurance for potential losses associated with our multi-family properties, we may still incur losses due to uninsured risks, deductibles, co-payments or losses in excess of applicable insurance coverage and those losses may be material. In addition, insurance coverage at several properties is provided through blanket policies obtained by our joint venture partners or the property managers for such property. A consequence of obtaining insurance coverage in this manner is that losses on properties in which we have no ownership interest could reduce significantly or eliminate the coverage available on one or more properties in which we have an interest.

Our Other Real Estate Assets and Activities
In addition to our multi-family properties, we own assets, and in particular, real estate assets, with an aggregate carrying value of $1.9 million at December 31, 2022. These assets include cooperative apartment units located in Lawrence and Washington Heights, NY, a leasehold position with two commercial tenants at a property in Yonkers, NY, and a nominal profit participation in an entity that owns several multi-family properties in Newark, NJ. None of these assets generate significant net income or revenue; the leasehold interest generated $1.3 million and $1.1 million of rental income and cash flow from operation in 2022 before giving effect to a non-controlling interest. See notes 2 and 3 to our consolidated financial statements.
Competition
We compete to acquire multi-family properties with pension and investment funds, real estate developers, private real estate investors and other owners and operators of such properties. Competition to acquire such properties, among other things, is based on price and the ability to secure financing on a timely basis to complete the acquisition.
We compete for tenants at our multi-family properties—such competition depends upon various factors, including alternative housing options available in the applicable sub-market, rent, amenities provided and proximity to employment and quality of life venues.
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
Human Capital Resources
As of December 31, 2022, we had 10 full-time employees who devote substantially all of their business time to us. In addition, part-time personnel (including part-time executive officers), perform certain executive, administrative, legal, accounting and clerical functions for us. The services of the part-time personnel as well as the provision to us of certain facilities and other resources are supplied pursuant to a shared services agreement between us and several affiliated entities, including Gould Investors L.P., the owner and operator of a diversified portfolio of real estate and other assets. The expenses for the shared personnel, facilities and resources is allocated to us and the other affiliated entities in accordance with the shared services agreement. The allocation is based on the estimated time devoted by such part-time personnel to the affairs of the parties to this agreement.
We also retain several related parties, among other things, to analyze and approve multi-family property acquisitions and dispositions, develop and maintain banking and financing relationships and provide investment advice and long-term planning (the “Services”). The aggregate fees to be paid in 2023, and paid in 2022 and 2021, for the Services, are $1.54 million, $1.47 million and $1.40 million, respectively. See note 11 to our consolidated financial statements for further information regarding the shared services agreement and the Services.
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

Executive Officers of Registrant
Set forth below is a list of our executive officers whose terms will expire at our 2023 annual Board of Directors' meeting (the business history of officers who are also directors will be provided in our proxy statement to be filed not later than May 1, 2023):

Name	Age	Office
Israel Rosenzweig (1)	75	Chairman of the Board of Directors
Jeffrey A. Gould (2)	57	President, Chief Executive Officer and Director
Ryan Baltimore	31	Chief Operating Officer
Mitchell K. Gould (3)	50	Executive Vice President
Matthew J. Gould (2)	63	Senior Vice President and Director
David W. Kalish (4)	75	Senior Vice President - Finance
Mark H. Lundy	60	Senior Vice President and Counsel
Steven Rosenzweig (1)	47	Senior Vice President - Legal
George E. Zweier	59	Vice President and Chief Financial Officer
Isaac Kalish (4)	47	Senior Vice President and Treasurer
__________________________________________________________________________
(1) Steven Rosenzweig is the son of Israel Rosenzweig.
(2) Jeffrey A. Gould and Matthew J. Gould are sons of Fredric H. Gould, the former chairman of our board of directors and currently a director.
(3) Mitchell K. Gould is a cousin of Fredric H. Gould.
(4) Isaac Kalish is the son of David W. Kalish.

Ryan Baltimore has been employed by us since 2013, served as Senior Vice President - Corporate Strategy and Finance from 2019 through 2022, and since 2022 as our Chief Operating Officer.
Mitchell K. Gould has been employed by us since 1998, and has served as a Vice President since 1999 and Executive Vice President since 2007.
David W. Kalish, a certified public accountant, has served as our Vice President and Chief Financial Officer from 1990 to 1998, and as our Senior Vice President, Finance since 1998. Since 1990, he has served as Chief Financial Officer of One Liberty Properties, Inc. and Georgetown Partners, LLC. Georgetown Partners is the managing general partner of Gould Investors, a related party.

Mark H. Lundy has been our Counsel and/or General Counsel since 2007, Senior Vice President since 2005 and Vice President from 1993 to 2005. He served as a Vice President of One Liberty Properties from 2000 to 2006 and has been its Assistant Secretary/Secretary and Senior Vice President since June 1993 and 2006, respectively. Since 2013, Mr. Lundy has served as President and Chief Operating Officer, and from 1990 through 2013 served as a Vice President/Senior Vice President, of Georgetown Partners. He is licensed to practice law in New York and Washington, D.C.
Steven Rosenzweig has been associated with us since 2013, served as a Vice President from 2015 through 2019 and as Senior Vice President - Legal since 2019. He has served as Vice President of Georgetown Partners since January 2016. Mr. Rosenzweig is licensed to practice law in New York.
George E. Zweier, a certified public accountant, has served as our Chief Financial Officer and a Vice President since 1998.
Isaac Kalish, a certified public accountant, has been associated with us since 2004, served as Assistant Treasurer from 2007 through 2014, as Vice President and Treasurer since 2013 and 2014, respectively, and as Senior Vice President since 2022. He has served as Vice President and Assistant Treasurer of One Liberty Properties since 2013 and 2007, respectively, and as its Senior Vice President since 2022. Mr. Kalish served as Assistant Treasurer of Georgetown Partners, LLC from 2012 through 2013, and as its Treasurer since 2013.

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

Risks Related to Real Estate Investments and Our Operations
Unfavorable market and economic conditions could adversely affect rental revenues, occupancy levels and the value of our properties.
General economic conditions in the U.S. have fluctuated significantly in recent quarters with the U.S. experiencing negative macroeconomic conditions such as increasing inflationary and labor market concerns. Unfavorable market and economic conditions may significantly affect our occupancy levels, our rental rates and collections, the value of our properties and our ability to acquire or dispose of multifamily properties on economically favorable terms. Our ability to lease our multifamily properties at favorable rates is adversely affected by the increase in supply in the multifamily and other rental markets and is dependent upon the overall level in the economy, which may continue to be adversely affected by, among other things, inflationary conditions, job losses and unemployment levels, personal debt levels, a downturn in the housing market, stock market volatility, and uncertainty about the future. Some of our major expenses generally do not decline when related rents decline. We would expect that declines in our occupancy levels, rental revenues and/or the values of our multi-family properties would cause us to have less cash available to make payments on our debt and to pay dividends, which could adversely affect our financial condition or the market value of our securities.
Increasing real estate taxes, utilities and insurance premiums may negatively impact operating results
The cost of real estate taxes, utilities and insurance is a significant component of real estate operating expense. These expenses are subject to significant increases and fluctuations, including the impact of inflation, which we may be unable to control. For example, our real estate taxes have increased and will continue to increase as our properties are reassessed by taxing authorities and as property tax rates increase. Further, our real estate taxes have fluctuated and may not be comparable year-over-year because of, among other things, (i) the timing difference as to when we accrue real estate taxes and the results of any tax appeals with respect to such accrued taxes and (ii) determinations, over which we have no control, by governmental authorities to increase tax rates, assessments or procedures. In 2022, we implemented a new insurance program for 17 of our wholly owned properties and we anticipate that our insurance costs will increase because of such program, the casualty losses that we have sustained the past several years and general increases in the cost of insurance coverage for multi-family properties. In addition, our share of the insurance premiums at joint venture properties is determined by our joint venture partner at such properties. If the costs associated with real estate taxes, utilities and insurance premiums should rise, without being offset by a corresponding increase in revenues, our results of operations could be negatively impacted, and our ability to make payments on our debt and to make distributions could be adversely affected.

Most of our multi-family properties are located in the Southeast and Texas which makes us susceptible to adverse developments in such markets.
The operating performance and value of our multi-family properties is impacted by the economic environment and other conditions of the specific markets in which our properties are concentrated. As of December 31, 2022: (i) our wholly-owned properties generated approximately 72% and 11% of our 2022 revenues from properties located in the Southeast and Texas, respectively, and (ii) the properties owned by unconsolidated joint ventures at December 31, 2022, generated 58% and 42% of our 2022 JV Rental and Other Revenues at properties located in Texas and the Southeast, respectively. Accordingly, adverse developments in such markets, including economic developments, pandemics, or natural or man-made disasters, could adversely impact the cash flow and value of these properties. The concentration of our properties in the Southeast United States and Texas exposes us to risks of adverse developments which are greater than the risks of owning properties with a more geographically diverse portfolio.
We may be unable to compete to acquire, finance or dispose of our properties or to lease rental units.
We compete with many third parties including other REITs, specialty finance companies, public and private investors, investment and pension funds, in acquiring, obtaining financing for, and disposing of multi-family properties. Many of these competitors have substantially greater financial and other resources than we do. Larger and more established competitors enjoy significant competitive advantages that result from, among other things, enhanced operating efficiencies and more extensive networks providing greater and more favorable access to capital, financing and tax credit allocations and more favorable acquisition opportunities.
In attracting and retaining residents to occupy our multi-family properties, we compete with numerous other housing providers. Our multi-family properties compete directly with other rental apartments, as well as condominiums and single-family homes that are available for rent or purchase in the markets in which our properties are located. Principal factors of competition include rent or price charged, attractiveness of the location of multi-family properties, and the quality and breadth of services. The number of competitive properties relative to demand in a particular area has a material effect on our ability to lease our properties and on the rents we charge.
The failure of property management companies to properly manage our properties could adversely impact our results of operations.
We rely on property management companies to manage our properties. These management companies are responsible for, among other things, leasing and marketing rental units, selecting tenants (including an evaluation of the creditworthiness of tenants), collecting rent, paying operating expenses and maintaining our properties . If these property management companies do not perform their duties properly, or, in the case of unconsolidated properties, we and/or our joint venture partners do not effectively supervise the activities of these managers, the occupancy rates and rental rates at the properties managed by such property managers may decline and the expenses at such properties may increase. At December 31, 2022, one property manager manages eight of our properties, a second property manager manages seven of our properties, and our six other property managers manage five or fewer properties. Five of these properties are managed by a management company owned by or affiliated with a joint venture partner. The loss of our property managers, and in particular, the managers that manage multiple properties, could result in a decrease in occupancy rates, rental rates or both or an increase in expenses. Further, except for our multi-family properties covered by our Insurance Program, property managers are also generally responsible for obtaining insurance coverage with respect to the properties they manage, which coverage is often obtained pursuant to blanket policies covering many properties in which we have no interest. Losses at properties managed by our property managers but in which we have no interest could reduce significantly the insurance coverage available at our properties managed by these property managers. It may be difficult to terminate a non-performing management company, particularly a management company owned or affiliated with a joint venture, because such termination may require the approval of the mortgagee, our joint venture partner or both. If we are unable to terminate an underperforming property manager on a timely basis, our occupancy and rental rates may decrease and our expenses may increase.
Our efforts to buy properties directly may involve greater risks than buying properties with joint venture partners.
Although historically we have acquired properties with joint venture partners with knowledge of the local markets in which we were acquiring properties, we are working to buy properties directly without joint venture partners. In buying properties directly, we will not have the benefit of a partner’s understanding of the target markets nor the equity they would have contributed to the acquisition. We cannot provide any assurance that we will properly evaluate the acquisition opportunities we pursue in buying properties directly.

Risks involved in conducting real estate activity through joint ventures.
Eight of our multi-family properties are owned through joint ventures with other persons or entities. Joint venture investments involve risks not otherwise present when acquiring real estate directly, including the following:
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
•certain types of losses, such as those arising from earthquakes, floods, hurricanes and terrorist attacks, and losses arising out of claims for exemplary or punitive damages, may be uninsurable or may not be economically feasible to insure;
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
We may be adversely effected if we are unable to maintain a satisfactory working relationship with any one or more of our joint venture partners.
Two of our joint venture partners or their affiliates own an aggregate of six of the eight properties we own through unconsolidated joint ventures. This concentration of ownership of properties with a limited number of joint venture partners exposes us to risks of adverse developments, and in particular, disputes or disagreements with such joint venture partners, which are greater than the risks of owning properties with a more diverse group of joint venture partners.

Our value-add activities involve greater risks than more conservative investment approaches.

From time-to-time, we seek to acquire properties at which we believe our investment of additional capital to enhance such properties will result in increased rental rates and higher resale value. These efforts involve greater risks than more conservative investment approaches. The risks related to these value-add activities include risks related to delays in the repositioning or improvement process, higher than expected capital improvement costs, the additional capital needed to execute our value-add program, the possibility that these value-add activities may not result in the anticipated higher rents and occupancy rates and the loss of revenue while these properties or units are undergoing capital improvements. We may also be unable to complete the improvements of these properties and may be forced to hold or sell these properties at a loss. For these and other reasons, we cannot assure you that we will realize growth in the value of our value-add multifamily properties, and as a result, our ability to make distributions to our stockholders could be adversely affected.

Short-term leases expose us to the effects of declining market rents and we may be unable to renew leases or relet units as leases expire.

Our multi-family leases are generally for a term of one year or less. The short-term nature of these leases generally serves to reduce our risk to adverse effects of inflation as our leases allow for adjustments in the rental rate at the time of renewal, which may enable us to seek rent increases. However, since our leases typically permit the residents to leave at the end of the lease term without penalty, our revenues are impacted by declines in market rents more quickly than if our leases were for longer terms. If we are unable to promptly renew the leases or relet the units, or if the rental rates upon renewal or reletting are significantly lower than expected rates, then our financial condition and results of operations may be adversely affected.

Risks Related to Our Financing Activities, Indebtedness and Capital Resources

If we are unable to refinance $118.4 million in balloon payments on mortgage debt maturing through 2026, we may be forced to sell properties on disadvantageous terms.

As of December 31, 2022, we have balloon payments of $118.4 million on mortgage debt (including $33.5 million of mortgage debt on properties owned by unconsolidated joint ventures) due in 2025 and 2026 (i.e., $15.4 million and $103.1 million due in 2025 and 2026, respectively). The weighted average interest rate of this debt is 4.30%. Our operating cash flow and funds available under our credit facility will likely be insufficient to discharge all of this debt when due. Accordingly, we may seek to refinance this debt or sell the related property prior to the maturity of such debt. Increases in interest rates, or reduced access to credit markets due, among other things, to more stringent lending requirements or our high level of leverage, may make it difficult for us to refinance this mortgage debt on terms as favorable as the current debt. If we are unsuccessful in refinancing such debt, or if the terms of the refinanced debt are less favorable than the current debt, we may be forced to dispose of properties on disadvantageous terms or convey properties secured by such mortgages to the mortgagees, which would reduce our income and impair the value of our portfolio.

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
Our multi-family properties face competition from newer and updated properties. At December 31, 2022 the weighted average age (based on the number of units) of our multi-family properties is approximately 20 years. To remain competitive and increase occupancy at these properties and/or make them attractive to potential tenants or purchasers, we may have to make significant capital improvements and/or incur deferred maintenance costs with respect to these properties. The cost of future improvements and deferred maintenance is uncertain and the amounts earmarked for specific properties may be insufficient to effectuate needed improvements. Our results of operations and financial conditions may be adversely affected if we are required to expend significant funds (other than funds earmarked for such purposes) to repair or improve our properties.
Our acquisition, development and value-add activities are limited by the funds available to us.
Our ability to acquire additional multi-family properties, develop new properties and improve the properties in our portfolio is limited by the funds available to us (including funds available pursuant to our credit facility) and our ability to obtain, on acceptable terms, mortgage debt. At March 1, 2023, we had approximately $20.4 million of cash and cash equivalents and up to $60.0 million available to us under our credit facility. Our multi-family acquisition and value-add activities are constrained by funds available to us which will limit growth in our revenues and operating results.
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

At December 31, 2022 we had $37.4 million junior subordinated notes maturing in 2036; these notes bear interest based on three-month LIBOR plus 200 basis points. The authority regulating LIBOR announced that after June 2023 it intends to stop compelling banks to submit rates for the calculation of LIBOR. Although these junior subordinated notes provide for alternative methods of calculating the interest rate when LIBOR becomes unavailable, such alternative rates may be unavailable in which case we may have to negotiate a secondary alternative rate with the counterparties to such debt – we can provide no assurance that we and our counterparties will be able to agree to a secondary alternative rate. Our cash flow and financial results may be adversely affected if we are unable to arrange a mutually satisfactory alternative rate to LIBOR for our junior subordinated notes.

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
We may incur impairment charges in 2023.
We evaluate on a quarterly basis our real estate portfolio for indicators of impairment. Impairment charges reflect management's judgment of the probability and severity of the decline in the value of real estate assets we own. These charges and provisions may be required in the future as a result of factors beyond our control, including, among other things, changes in the economic environment and market conditions affecting the value of real property assets or natural or man-made disasters. In 2021, we incurred a $520,000 impairment charge related to our investment in the joint venture that owned the OPOP Properties. If we are required to take additional impairment charges, our results of operations will be adversely impacted.
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
Our business and operations are subject to physical and transition risks related to climate change.

Several of our multi-family properties are located along or near coastal areas that have historically been subject to the risk of extreme weather events. To the extent climate change causes changes in weather patterns, areas where many of our properties are located could experience more frequent and intense extreme weather events and rising sea levels, which may cause significant damage to our properties, disrupt our operations and adversely impact our residents. Over time, such conditions could result in reduced demand for housing in areas where our properties are located and increased costs related to further developing our properties to mitigate the effects of climate change or repairing damage related to the effects of climate change that may or may not be fully covered by insurance. Likewise, such conditions also may negatively impact the types and pricing of insurance we are able to procure.

Changes in federal, state and local laws and regulations on climate change could result in increased operating costs and/or capital expenditures to improve the energy efficiency of our existing properties without a corresponding increase in rental revenues. The imposition of such requirements could increase the costs of maintaining or improving our existing properties (for example by requiring retrofits of existing multi-family properties to improve their energy efficiency and/or resistance to inclement weather) without creating corresponding increases in rental revenues, which would have an adverse impact on our operating results.

Risks Related to BRT's Organization, Structure and Ownership of its Stock
Our transactions with affiliated entities involve conflicts of interest; certain of our affiliated entities have purchased multi-family properties in the Southeast United States.

Entities affiliated with us and with certain of our executive officers provide services to us and on our behalf. Among other things, we retain certain executive officers and others to provide the Services. The aggregate fees to be paid for the Services in 2023, and paid in 2022 and 2021, are $1.54 million, $1.47 million and $1.40 million, respectively. We obtain certain executive, administrative, legal, accounting and clerical personnel and the use of certain facilities pursuant to the shared services agreement. During 2022 and 2021, we reimbursed Gould Investors $739,000 and $641,000, respectively, for the personnel and facilities provided pursuant to the shared services agreement. We also obtain certain insurance in conjunction with Gould Investors and reimbursed Gould Investors $67,000 and $61,000, in 2022 and 2021, respectively, for our share of the insurance cost. These transactions may not be on terms as favorable as those that we would receive if the transactions were entered into with unaffiliated entities and persons.

Gould Investors from time-to time buys multi-family properties, including properties located in the Southeast United States. Such properties are generally much smaller than the properties in which we are interested. See "Item 1 - Business - Our Acquisition Approach"

Senior management and other key personnel are critical to our business and our future success may depend on our ability to retain them.
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

Our board of directors has exempted Gould Investors, Fredric H. Gould, Matthew J. Gould and Jeffrey A. Gould from the ownership limits and has not established a limitation on ownership for such persons. Based on information supplied to us, as of December 31, 2022, Gould Investors owns approximately 17.2% of the outstanding shares of common stock and, by virtue of the applicable attribution rules under the Code, one individual currently beneficially owns 22.3% of outstanding shares of common stock. As a result, the acquisition by each of four other individuals of 6.0% of our outstanding common stock, when combined with the ownership of our common stock of Gould Investors, Fredric H. Gould, Matthew J. Gould and Jeffrey A. Gould, generally would not result in a violation of the Five or Fewer Limit.

However, there is no limitation on Gould Investors, Fredric H. Gould, Matthew J. Gould or Jeffrey A. Gould acquiring additional shares of our common stock or otherwise increasing their percentage of ownership of our common stock, meaning that the amount of our stock that other persons or entities may acquire without violating the Five or Fewer Limit could be reduced in the future and without notice. To the extent that Gould Investors, Fredric H. Gould, Matthew J. Gould and Jeffrey A. Gould, or their affiliates, acquire additional shares or our stock, or any other event occurs (including a repurchase of shares of our stock), that results in an individual beneficially or constructively owning 26.0% or more of the outstanding shares of our stock within the meaning of the Charter, the acquisition by four other individuals of 6.0% or less of our outstanding stock would violate the Five or Fewer Limit and, therefore, could cause the stock acquired by one or more of these other individuals to be transferred to the charitable trust, despite their compliance with the 6.0% ownership limits. If any of the foregoing occurs, compliance with the 6.0% ownership limit will not ensure that your ownership of our stock does not cause a violation of the Five or Fewer Limit or that your shares of our stock are not transferred to the charitable trust.

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
Item 1B.    Unresolved Staff Comments.
Not applicable.
Item 2.    Properties.
Our principal executive office is located at 60 Cutter Mill Road, Suite 303, Great Neck, NY. We believe that this facility is satisfactory for our current and projected needs.
See "Item 1—Business" for additional information regarding our properties.
Item 3.    Legal Proceedings.
A wholly-owned subsidiary of ours that owns a property in Houston, TX is named as a defendant, along with multiple defendants in an action (Takakura et al. v. Houston Pizza Venture, LP, and Papa John’s USA., Inc. et.al., 129th Judicial District, Harris County, TX, Cause No. 2019-42425), alleging the wrongful death as a result of a homicide of a delivery person at our property. The complaint seeks compensatory damages in an unspecified amount in excess of $1 million and an unspecified amount of exemplary damages. Our primary insurance carrier is defending the claim; we believe we have sufficient primary and umbrella insurance to cover the claim for compensatory damages. Insurance generally does not cover claims for exemplary damages.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information; Holders
Our shares of common stock are listed on the New York Stock Exchange, or the NYSE, under the symbol "BRT." As of March 1, 2023, there were approximately 729 holders of record of our common stock.
Issuer Purchases of Equity Securities

As of December 31, 2022, we are authorized to repurchase up to $5.0 million of shares of our common stock through December 31, 2023. During the quarter ended December 31, 2022, we did not repurchase any shares of common stock.

Item 6. [Reserved]

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We are an internally managed real estate investment trust, also known as a REIT, that is focused on the ownership, operation and, to a lesser extent, development of multi-family properties. These properties may be wholly owned or owned by unconsolidated joint ventures in which we generally have contributed a significant portion of the equity. At December 31, 2022, we: (i) wholly-own 21 multi-family properties with an aggregate of 5,420 units and a carrying value of $649.7 million, (ii) have ownership interests, through unconsolidated entities, in eight multi-family properties with an aggregate of 2,781 units, for which the carrying value of our net equity investment therein is $39.1 million and (iii) own other assets, through consolidated and unconsolidated entities, with a carrying value of $5.4 million. The 29 multi-family properties are located in eleven states; most of these properties are located in the Southeast United States and Texas.
2022 and Recent Developments.
During 2022:

Partner Buyouts

We purchased the interests of our joint venture partners in ventures that owned 11 multi-family properties for an aggregate purchase price of $105.9 million (the "2022 Partner Buyouts"). As a result, these properties are wholly-owned and the accounts (including mortgage debt of approximately $236.6 million) and results of operations of these properties are included directly in our consolidated financial statements as of the applicable date of purchase. In 2022, (i) since the applicable Partner Buyout, these properties contributed in the aggregate $23.4 million in rental revenues, $10.2 million in operating expenses, $6.6 million in interest expense and $11.2 million in depreciation, and (ii) prior to the applicable Partner Buyout contributed an aggregate of $1.2 million in income from unconsolidated joint ventures. In 2023, we anticipate that these 11 properties will generate approximately $41.8 million in rental revenues, $18.0 million of real estate operating expense, $11.9 million in interest expense and $16.6 million in depreciation. These estimates for 2023 assume that rental income and real estate operating expense will remain at the same level in 2023 as in 2022 (although we anticipate that real estate operating expense will be higher in 2023 due to the master insurance program), and assumes an anticipated increases in 2023 from 2022 in interest expense due to a mortgage refinance that occured in May 2022 and depreciation as a result of the additional investments (i.e., the purchase price paid for the remaining interest) made in such properties. Since August, 2021, we completed the purchase of the remaining interests of our joint venture partners in 14 joint ventures including three partner buyouts completed in 2021 (the "2021 Partner Buyouts"; and together with the 2022 Partner Buyouts, the "Partner Buyouts").
Sales
We recorded an aggregate gain of $64.5 million from the sale by unconsolidated subsidiaries, in four separate transactions, of four multi-family properties, and our share of the related aggregate loss on extinguishment of debt was $1.9 million. During 2022 (through the applicable sales dates) and 2021, these properties contributed a loss of $1.6 million (including our share of the early extinguishment of debt charge related to these sales) and income of $201,000 respectively, of equity in earnings (loss) of unconsolidated joint ventures.
Financing; Other

We:

•entered into the Amendment to our Facility. Among other things, the Amendment (i) increased the amount we are permitted to borrow from $35 million to an aggregate of $60 million, subject to compliance with borrowing base requirements and other conditions, (ii) increased from $15 million to $25 million the amount that may be used for working capital (including dividend payments) and operating expenses, (iii) extended the term of the facility from November 2024 to September 2025, (iv) reduced the interest rate to the prime rate (subject to a floor of 3.5%) by eliminating the 25 basis point spread over the prime rate, (v) increased the number and value of the unencumbered properties we are required to maintain from two properties with a value of at least $50 million to three properties with a value of at least $75 million and (vi) requires that we maintain a tangible net worth of a least $140 million.
•raised approximately $9.9 million of equity from the sale of 447,815 shares of our common stock pursuant to our at-the-market equity offering program.
•implemented, effective with the dividend declared in June 2022, an 8.7% per share increase in our quarterly cash dividends from the immediately preceding dividend payment, and declared dividends of an aggregate of $0.98 per share.

•implemented a dividend reinvestment plan which allows our stockholders to purchase our common stock at a discount (currently 3.0% to the trading price) and which reduced our cash outlay for dividends paid in 2022 by $1.3 million.
•maintained an average occupancy rate of 95.9% across our portfolio of multi-family properties.
• began participating in a master insurance program which covers 17 wholly-owned properties comprising 4,316 units located in 10 states. Generally, the coverage limit is $100 million ($50 million for named hurricanes) per occurrence with a deductible of $100,000 for all other perils, and varying deductibles for, among other things, wind, flood, and earthquake damage. We also obtained, on a per occurrence per property basis, general liability and umbrella coverage of $1 million and $25 million, respectively.
•used our available cash to pay-off $14.5 million of 4.29% mortgage debt of Avalon Apartments - Pensacola, FL, a wholly owned property.
•used our credit facility in October 2022 to pay off $14.9 million of maturing mortgage debt at our Silvana Oaks-North Charleston, SC property.
In February 2023, we obtained mortgage debt of $ 21.2 million on our Silvana Oaks - North Charleston, SC multi-family property; such mortgage debt matures in March 2033, bears an interest rate of 4.45% and is interest only for the term of the mortgage. We used the net proceeds of such mortgage debt to fully pay down our credit facility.
On March 13, 2023, the unconsolidated joint venture that owns Chatham Court and Reflections, a 494 unit multi-family property located in Dallas, TX, and in which we have a 50% interest, entered into a contract to sell such property. We estimate that our share of the gain from this sale will be approximately $14.3 million and that our share of the related early extinguishment of debt charge will be $167,000. In 2022, this property accounted for $753,000 of equity in earnings from unconsolidated joint ventures. We anticipate that the closing of this transaction, which is subject to customary closing conditions, will be completed in the quarter ending June 30,2023, although we can provide no assurance that this transaction will be completed.
In March 2023, the Company entered into an agreement to acquire a 238-unit multifamily property constructed in 2019 and located in Richmond, VA, for a purchase price of approximately $62.5 million. The purchase price includes the assumption of approximately $32 million of mortgage debt bearing an interest rate of 3.34% and maturing in 2061.The purchase is subject to the satisfaction of various conditions, including the completion, to BRT’s satisfaction, of its due diligence investigation, as well as the approval by the mortgage lender of the Company’s assumption of the mortgage debt. BRT anticipates that this transaction will be completed in the fourth quarter of 2023, although we can provide no assurance that this transaction will be completed.

UPREIT Structure

We are evaluating whether to establish an UPREIT structure to enhance our ability to acquire multi-family properties. There is no timetable for the completion of such evaluation or implementation of such structure and we can provide no assurance that we will implement an UPREIT structure and that if implemented, that it will be beneficial to us and our stockholders.

Results of Operations
Comparison of Years Ended December 31, 2022 and 2021
The term "same store properties" refers to seven multi-family properties with an aggregate of 1,608 units that were owned for all of 2022 and 2021. The term "unconsolidated same store properties" with an aggregate of 2,781 units refers to eight properties that were owned for all of 2022 and 2021.
Revenues
The following table compares our revenues for the years indicated:

(Dollars in thousands):	2022	2021	Increase (Decrease)	% Change
Rental and other revenue from real estate properties	$70,515	$32,041	$38,474	120.1%
Other income	12	16	(4)	(25.0)%
Total revenues	$70,527	$32,057	$38,470	120.0%

Rental and other revenue from real estate properties.    The components of the increase include:
•$37.1 million due to the revenues from the Partner Buyouts, including $13.7 million from the inclusion, for all of 2022, of the revenues from the 2021 Partner Buyouts; and
•$2.6 million from same store properties, substantially all of which is due to higher rental rates.
Offsetting the increase is a $1.2 million decrease due to the sale of the Kendall Manor Property - Houston, TX (the "Kendall Sale") in 2021 and a $191,000 decrease due to lower occupancy at same store properties.
Expenses

The following table compares our expenses for the periods indicated:

(Dollars in thousands)	2022	2021	Increase (Decrease)	% Change
Real estate operating expenses	$30,558	$14,202	$16,356	115.2%
Interest expense	15,514	6,757	8,757	129.6%
General and administrative	14,654	12,621	2,033	16.1%
Impairment charge	—	520	(520)	(100.0)%
Depreciation	24,812	8,025	16,787	209.2%
Total expenses	$85,538	$42,125	$43,413	103.1%

Real estate operating expenses.   The components of the increase include:
•$16.2 million from the Partner Buyouts, of which $6.0 million is from the inclusion, for all of 2022, of the expenses from the properties included in the 2021 Partner Buyouts; and
•$1.0 million from same store properties, including increases of $440,000 in repairs and maintenance and replacement costs, which includes turnover costs, $160,000 in payroll costs, $132,000 in insurance costs and $106,000 in utility expense.

The increase was offset by a $828,000 decrease due to the Kendall Sale.

We anticipate that these expenses will increase in 2023 because of our implementation of the Insurance Program, industry-wide increases in the cost of property insurance coverage and the impact of inflation.
Interest expense
The change is due to a:
•$9.6 million increase due to the Partner Buyouts, including $2.9 million from the inclusion, for all of 2022, of such expense from the properties included in the 2021 Partner Buyouts;
•$612,000 increase in interest expense on our credit facility, due to a $7.9 million increase in the average outstanding balance during 2022; and
•$592,000 due to the increase in the interest rate on our floating rate junior subordinated notes.

The increase was offset by a (i) $1.8 million decrease due to the payoff of $61.3 million of mortgage debt since August 2021 ($31.9 million in 2021 and $29.5 million in 2022) and (ii) $271,000 decrease due to the Kendall Sale.

General and administrative.

The increase is due to a $1.5 million increase in non-cash compensation expense, including increases of:

•$890,000 due to increased amortization expense from RSUs, of which increases of (i) $510,000 reflects amortization expense related to RSU's granted in June 2022 and (ii) $380,000 reflects net amortization expense primarily related to the RSUs granted in 2021;
•$400,000 due to the amortization expense related to the restricted stock granted in January 2022 (as a result of the higher fair value of the shares granted in 2022 in comparison to the restricted stock granted in 2017); and
•$254,000 due to the inclusion, for all of 2022, of the amortization expense related to the restricted stock granted in June 2021.

Also contributing to the increase was a $461,000 increase due to higher levels of cash compensation.

The increase was offset by the inclusion, in 2021, of $114,000 of professional fees related primarily to a terminated stock offering.

Impairment charges
In 2021, we recorded an impairment charge of $520,000 representing the excess of the book value of our investment in the Opop Tower and Loft properties, St Louis, MO, over the anticipated selling price of the investment. There was no comparable charge in 2022.

Depreciation and amortization

The increase is due $16.9 million of such expense from the Partner Buyouts, including $5.7 million from the inclusion, for all of 2022, of such expense from the properties included in the 2021 Partner Buyouts.
Gain on sale of real estate

In 2022, we recognized a gain of $6,000 on the sale of a vacant parcel of land in South Daytona Beach, FL. In 2021, we recognized a $7.3 million gain on the Kendall Sale and a $414,000 gain from the sale of a cooperative apartment unit in New York, NY.

Casualty loss / Insurance recovery of casualty loss

In 2022, we settled a personal injury lawsuit for $850,000. Our insurance carrier reimbursed us for this loss.

Gain on sale of partnership interest

In 2021, we sold our interest in a joint venture that owned Anatole Apartments - Daytona, Beach, FL and OPOP Towers and Lofts - St. Louis, MO (collectively, the Anatole/OPOP Sale) and recognized an aggregate gain of $2.6 million. There was no comparable gain in 2022.

Loss on extinguishment of debt

In 2022, we incurred $563,000 of loss on extinguishment of debt related to the mortgage refinancing that took place with the buyout of our joint venture partner's interest in Brixworth at Bridge Street - Huntsville, AL. In 2021, we incurred $1.6 million of prepayment charges and deferred loan fee write-offs on the payoff of three first mortgage loans and three supplemental loans with an aggregate outstanding principal balance of $31.9 million and the refinance of a mortgage loan in connection with the purchase of the interests of our joint venture partners in Crestmont at Thornblade - Greenville, SC.

Income tax provision

In 2022, income tax provision increased to $821,000 from $206,000 in 2021 due to an increase in state level taxes accrued. The increase is the result of income generated by property sales in 2022 and the unavailability of net operating loss carryforwards available in certain states to offset such income.

Unconsolidated Joint Ventures - Results of Operations.
Equity in (loss) earnings of unconsolidated joint ventures
The table below reflects the condensed income statements of our unconsolidated properties included in note 7 of our consolidated financial statements. In accordance with US generally accepted accounting principles, each of the line items in the chart below is presented as if these properties are wholly owned by us, although as reflected under " Item 1. Business - Our Multi- Family Properties", our equity interests in these properties range from 32% to 80% (dollars in thousands):

	Year Ended December 31,
	2022	2021	Increase (Decrease)	% change
Rental revenues from unconsolidated joint ventures	$72,873	$121,906	$(49,033)	(40.2)%

Real estate operating expense from unconsolidated joint ventures	33,086	56,507	(23,421)	(41.4)%
Interest expense from unconsolidated joint ventures	16,269	30,964	(14,695)	(47.5)%
Depreciation from unconsolidated joint ventures	17,798	35,636	(17,838)	(50.1)%
Total expenses from unconsolidated joint ventures	67,153	123,107	(55,954)	(45.5)%

Total revenues less total expenses from unconsolidated joint ventures	5,720	(1,201)	6,921	(576.3)%

Other equity in earnings from unconsolidated joint ventures	121	54	67	124.1%
Impairment of assets	(8,553)	(2,813)	(5,740)	N/A
Insurance recoveries from unconsolidated joint ventures	8,553	2,813	5,740	N/A
Gain on insurance proceeds from unconsolidated joint ventures	567	2,179	(1,612)	(74.0)%
Gain on sale of real estate from unconsolidated joint ventures	118,270	83,984	34,286	N/A
Loss on extinguishment of debt from unconsolidated joint ventures	(3,491)	(9,401)	5,910	N/A
Net income	$121,187	$75,615	$45,572

Equity in earnings (loss) and gain on sale of real estate of unconsolidated joint ventures	$66,426	$30,774

Rental revenue from unconsolidated joint ventures
The decrease is due to:
•$31.0 million from the Partner Buyouts, including $11.0 million from the 2021 Partner Buyouts;
•$10.3 million from the sale, in 2021, of The Avenue Apartments-Ocoee, FL and Parc at 980-Lawrenceville, GA (collectively, the "Avenue/Parc Sale");
•$9.3 million from the sale, in 2022, of Verandas at Shavano-San Antonio, TX, Cinco Ranch-Katy, TX, Vive at Kellswater-Kannapolis, NC and Water's Edge-Columbia, SC (collectively, the "Shavano/Cinco/Vive /Waters Edge sales"); and
•$3.2 million from the Anatole/OPOP Sale.

The decrease was offset by a $4.9 million increase in rental revenue from unconsolidated same store properties, primarily from an increase in rental rates.

Real estate operating expenses from unconsolidated joint ventures
The components of the decrease include:

•$14.0 million from the Partner Buyouts, including $5.2 million from the 2021 Partner Buyouts;
•$4.6 million due to the Avenue/Parc Sale;

•$4.4 million from the Shavano/Cinco/Vive/Waters Edge sales; and
•$2.0 million from the Anatole/OPOP Sales.

The decrease was offset by a $1.5 million increase from unconsolidated same store properties, including increases of $417,000 in real estate taxes, $403,000 in utility costs, $258,000 in repairs, maintenance and replacement costs and $224,000 in payroll and leasing commissions.

Interest expense from unconsolidated joint ventures.
The components of the decrease are:
•$8.5 million due to the Partner Buyouts, including $2.7 million from the 2021 Partner Buyouts;
•$2.5 million due to the Avenue/Parc Sale;
•$2.3 million from the Shavono/Cinco/Vive/Waters Edge sales; and
•$1.3 million from the Anatole/OPOP Sales.

Depreciation from unconsolidated joint ventures.
The components of the decrease are:
•$10.3 million due to the Partner Buyouts, including $3.9 million from the 2021 Partner Buyouts ;
•$3.5 million from the Shavano/Cinco/Vive/Waters Edge sales;
•$2.4 million due to to the Avenue/Parc Sale; and
•$1.3 million from the Anatole/OPOP Sales.

Impairment of assets from unconsolidated joint ventures. During 2022, we recognized $8.6 million of impairment charges related to a fire at Stono Oaks, a development project located in Johns Island, SC. During 2021, we recognized $2.8 million of impairment charges related to the February 2021 Texas winter storm (the "Texas Storm").
Insurance recoveries from unconsolidated joint ventures. During 2022, we recognized $8.6 million of insurance recoveries related to the Stono Oaks fire. During 2021, we recognized $2.8 million of insurance recoveries related to the Texas Storm.

Gain on insurance recoveries from unconsolidated joint ventures. During 2022, we recognized $567,000 in gains from insurance recoveries at Vernadas at Alamo-San Antonio, TX and Woodlands-Boerne, TX. In 2021, we recognized $1.9 million in gains from insurance recoveries at two properties (i.e., Verandas at Shavano and Verandas at Alamo, both located in San Antonio, TX), that were damaged by the Texas Storm, and $325,000 from an insurance claim on Magnolia Pointe - Madison, AL, that sustained fire damage in a prior year. In each year, the gain represents the amounts received on insurance recoveries in excess of the assets previously written-off.

Gain on sale of real estate from unconsolidated joint ventures

In 2022, we recognized an aggregate gain of $118.2 million from the Shavano/Cinco/Vive/Waters Edge sales and in 2021, we recognized an aggregate gain of $84.0 million from the Avenue/Parc Sales.

Loss on early extinguishment of debt from unconsolidated joint ventures

The loss in 2022 is due to prepayment charges from the Shavano/Cinco/Vive/Waters Edge sales. The loss in 2021 is due to prepayment charges in connection with the payoff of the mortgages related to the Avenue/Parc Sale.
Comparison of Years Ended December 31, 2021 and 2020
As we are a smaller reporting company, this comparison is omitted in accordance with Instruction 1 to Item 303(a) of Regulation S-K.

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

We compute AFFO by adjusting FFO for loss on extinguishment of debt, our straight-line rent accruals, restricted stock and RSU compensation expense, fair value adjustment of mortgage debt, gain on insurance recovery, insurance recovery from casualty loss and deferred mortgage and debt costs (including, in each case as applicable, from our share from our unconsolidated joint ventures). Since the NAREIT White Paper does not provide guidelines for computing AFFO, the computation of AFFO may vary from one REIT to another.
We believe that FFO and AFFO are useful and standard supplemental measures of the operating performance for equity REITs and are used frequently by securities analysts, investors and other interested parties in evaluating equity REITs, many of which present FFO and AFFO when reporting their operating results. FFO and AFFO are intended to exclude GAAP historical cost depreciation and amortization of real estate assets, which assures that the value of real estate assets diminish predictability over time. In fact, real estate values have historically risen and fallen with market conditions. As a result, we believe that FFO and AFFO provide a performance measure that, when compared year-over-year, should reflect the impact to operations from trends in occupancy rates, rental rates, operating costs, interest costs and other matters without the inclusion of depreciation and amortization, providing a perspective that may not be necessarily apparent from net income. We also consider FFO and AFFO to be useful to us in evaluating potential property acquisitions.
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

The table below provides a reconciliation of net income determined in accordance with GAAP to FFO and AFFO for each of the indicated years (amounts in thousands):

	2022	2021
GAAP Net income attributable to common stockholders	$49,955	$29,114
Add: depreciation of properties	24,812	8,025
Add: our share of depreciation in unconsolidated joint venture properties	10,677	23,083
Add: impairment charge	—	520
Add: our share of impairment charge in unconsolidated joint venture properties	1,493	2,010
Add: casualty loss	850	—
Deduct: gain on sales of real estate and partnership interests	(6)	(10,325)
Deduct: our share of earnings in earnings from sale of unconsolidated joint venture properties	(64,531)	(34,982)
Adjustment for non-controlling interests	(16)	(16)
Funds from operations	23,234	17,429
Adjust for: straight-line rent accruals	24	(18)
Add: loss on extinguishment of debt	563	1,575
Add: our share of loss on extinguishment of debt from unconsolidated joint venture properties	1,880	4,581
Add: amortization of restricted stock and RSU expense	4,487	2,941
Add: amortization of deferred mortgage and debt costs	628	295
Add: our share of deferred mortgage costs from unconsolidated joint venture properties	227	542
Add: amortization of fair value adjustment for mortgage debt	148	—
Less: insurance recovery of casualty loss	(850)	—
Less: our share of insurance recovery from unconsolidated joint ventures	(1,493)	(2,010)
Less: gain on insurance recovery	(62)	—
Less: our share of gain on insurance proceeds from unconsolidated joint venture properties	(432)	(1,528)
Adjustment for non-controlling interests	(4)	4
Adjusted funds from operations	$28,350	$23,811
The table below provides a reconciliation of net income per common share (on a diluted basis) determined in accordance with GAAP to FFO and AFFO.

	2022	2021
Net income attributable to common stockholders	$2.66	$1.62
Add: depreciation of properties	1.33	0.45
Add: our share of depreciation from unconsolidated joint venture properties	0.57	1.29
Add: impairment charge	—	0.03
Add: our share of impairment charge in unconsolidated joint ventures	0.08	0.11
Add: casualty loss	0.05	—
Deduct: gain on sales of real estate and partnership interest	—	(0.58)
Deduct: our share of earnings from sale of unconsolidated joint venture properties	(3.45)	(1.95)
Adjustment for non-controlling interests	—	—
Funds from operations	1.24	0.97
Adjustment for: straight-line rent accruals	—	—
Add: loss on extinguishment of debt	0.03	0.09
Add: our share of loss on extinguishment of debt from unconsolidated joint ventures	0.10	0.26
Add: amortization of restricted stock and RSU expense	0.25	0.16
Add: amortization of deferred mortgage and debt costs	0.03	0.02
Add: our share of amortization of deferred mortgage and debt costs from unconsolidated ventures	0.01	0.03

Add: amortization of fair value adjustment for mortgage debt	0.01	—
Less: insurance recovery of casualty loss	(0.05)	—
Deduct: our share of insurance recovery from unconsolidated joint ventures	(0.08)	(0.11)
Deduct: gain on insurance recovery	—	—
Deduct: our share of gain on insurance proceeds from unconsolidated joint ventures	(0.02)	(0.09)
Adjustment for non-controlling interests	—	—
Adjusted funds from operations	$1.52	$1.33

Diluted shares outstanding for FFO and AFFO	18,782,695	17,936,465

FFO for 2022 increased $5.8 million, or 33%, to $23.2 million from $17.4 million in 2021. Contributing to the improvement were:
•an $8.2 million increase in our incremental share of the operating income due to the Partner Buyouts (the "Incremental Impact"), including $3.4 million from the inclusion, for all of 2022, of the Incremented Impact from the 2021 Partner Buyouts;
•a $3.7 million decrease in loss on extinguishment of debt;
•a $3.1 million increase due to improved operating margins across our portfolio;
•a $1.7 million decrease in interest expense; and
•an $850,000 increase in an insurance recovery from a casualty loss.

The increase was offset by:
•a $7.6 million decrease from the sale of properties (including interests in properties), in 2022 and 2021;
•a $2.0 million increase in General and administrative expense (including $1.5 million of non-cash compensation expense);
•a $701,000 decrease in insurance recoveries and gains from insurance proceeds; and
•an $615,000 increase in income tax provision.

AFFO increased $4.5 million, or 19%, to $28.4 million in 2022 from $23.8 million in 2021, due to factors contributing to the improvement in FFO, excluding the $3.7 million loss on extinguishment of debt, $1.5 million in non-cash compensation expense, and a net $701,000 relating to insurance recoveries and gains.

See “—Comparison of Years Ended December 31, 2022 and 2021” for further information regarding these changes.

Diluted per share FFO and AFFO were impacted in the year ended December 31, 2022 by an $846,000 increase in the weighted averages shares of common stock outstanding primarily due to stock issuances pursuant to our at-the-market offering and equity incentive programs.

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
We compute NOI by adjusting net income (loss) to (a) add back (1) interest expense, (2) general and administrative expenses, (3) depreciation expense, (4) impairment charges, (5) provision for taxes, (6) loss on extinguishment of debt, (7) equity in loss of unconsolidated joint ventures, (8) casualty loss and (9) the impact of non-controlling interests, and (b) deduct (1) other income, (2) gain on sale of real estate (3) gain on sale of partnership interest, (4) equity in earnings from sale of consolidated joint venture properties, (5) insurance recovery of casualty loss and (6) gain on insurance recoveries. Other REIT’s may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REIT’s. We believe NOI provides an operating perspective not immediately apparent from GAAP operating income or net income (loss). NOI is one of the measures we use to evaluate our performance because it (i) measures the core operations of property performance by excluding corporate level expenses and other items unrelated to property operating performance and (ii) captures trends in rental housing and property operating expenses. However, NOI should only be used as an alternative measure of our financial performance.

The following table provides a reconciliation of net income attributable to common stockholders as computed in accordance with GAAP to NOI for the periods presented (dollars in thousands):

	For the year ended December 31,
	2022	2021
GAAP Net income attributable to common stockholders	$49,955	$29,114
Less: Other Income	(12)	(16)
Add: Interest expense	15,514	6,757
General and administrative	14,654	12,621
Depreciation	24,812	8,025
Impairment charge	—	520
Provision for taxes	821	206
Less: Gain on sale of real estate	(6)	(7,693)
Gain on the sale of partnership interests	—	(2,632)
Add: Loss on extinguishment of debt	563	1,575
Equity in (earnings) loss of unconsolidated joint venture properties	(1,895)	4,208
Casualty loss	850	—
Less: Equity in earnings from sale of unconsolidated joint venture properties	(64,531)	(34,982)
Insurance recovery of casualty loss	(850)	—
Gain on insurance recovery	(62)	—
Add: Net income attributable to non-controlling interests	144	136
Net Operating Income	$39,957	$17,839

Less: Non same store and non multi family (1)
Revenues	(43,009)	(7,125)
Operating Expenses	18,720	3,393
Same Store Net Operating Income	$15,668	$14,107
________________________
(1) Prior year amounts have been adjusted to reflect the current year composition to reflect only those properties that were same store for both the current and the prior year.

In 2022, NOI increased by $22.1 million from 2021 primarily due to a $38.5 million increase in rental revenues resulting from the Partner Buyouts. The increase was offset by a $16.4 million increase, primarily due to the Partner Buyouts, in real estate operating expenses. Same store NOI increased in 2022 by $1.6 million from 2021 due to a $2.6 million increase in rental revenues (and in particular, the increase in average rental rates) offset by a $1.0 million increase in real estate operating expenses. See "-Results of Operations - Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021" for a discussion of these changes.

Liquidity and Capital Resources

We require funds to pay operating expenses and debt service obligations, acquire properties, make capital and other improvements, fund capital contributions and pay dividends. Generally, in 2022, our primary sources of capital and liquidity were the operations of our multi-family properties (including distributions of $10.9 million from the operations of our unconsolidated joint ventures and $80.2 million of distributions from sale transactions), $4.4 million from property sales owned by consolidated entities, net mortgage proceeds of $19.0 million from the refinancing of mortgage debt in connection with the 2022 Partner Buyouts, $9.9 million from the sale of our common stock through our at-the-market equity offering program, and our available cash. Excluding funds held at our unconsolidated subsidiaries, at December 31, 2022 and March 1, 2023, our available liquidity was approximately $ 61.3 million and $75.3 million, respectively, including $20.3 million and $15.3 million, respectively, of cash and cash equivalents, and subject to compliance with borrowing base and other requirements, up to $41.0 million and $60.0 million, respectively, available under our credit facility.

We anticipate that for the four years beginning January 1, 2023, our operating expenses, $133.9 million of mortgage amortization and interest expense (including $55.4 million from unconsolidated joint ventures) and $118.4 million of balloon payments due with respect to mortgages maturing through 2026, estimated capital expenditures ( for 2023 only) of $11.1 million (including an estimated $3.6 million for our value add program), estimated cash dividend payments of at least $76.4 million (assuming (i) the current quarterly dividend rate of $0.25 per share and (ii) 19.1 million shares outstanding) will be funded from cash generated from operations (including distributions from unconsolidated joint ventures), mortgage financings and re-financings, sales of properties, the issuance of additional equity and, if available as noted below, our $60 million credit facility. Our operating cash flow and available cash is insufficient to fully fund the $118.4 million of balloon payments, and if we are unable to refinance such debt on acceptable terms, we may need to issue additional equity or dispose of properties, in each case on potentially unfavorable terms.

Our ability to acquire additional multi-family properties and implement value-add projects is limited by our available cash and our ability to (i) draw on our credit facility, (ii) obtain, on acceptable terms, mortgage debt from lenders, and (iii) raise capital from the sale of our common stock. Further, if and to the extent we generate ordinary taxable income, we will be required to make distributions to stockholders to maintain our REIT status and as a result, will be limited in our ability to use gains, if any, from property sales, as a source of funds for operating expenses, debt service and property acquisitions.
Disclosure of Known Material Contractual Obligations

The following table sets forth as of December 31, 2022 our known material contractual obligations:

	Payment Due by Period
(Dollars in thousands)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Long-Term Debt Obligations (1)	$36,900	$110,875	$230,437	$554,800	$933,012
Operating Lease Obligations	237	497	517	3,237	4,488
Purchase Obligations (2)(3)	6,994	13,988	13,988	—	34,970
Total	$44,131	$125,360	$244,942	$558,037	$972,470
____________________________
(1) Reflects payments of principal (including amortization payments) and interest and excludes deferred costs. Includes all of the debt of unconsolidated joint ventures. See the following table for information regarding same. Assumes that the interest rate on the junior subordinated notes will be 6.41% per annum and the interest rate on the credit facility will be 7.50% per annun, which were the rates in effect at December 31, 2022.
(2) Assumes that $1.0 million will be paid annually for the next five years pursuant to the shared services agreement and $ 1.5 million will be paid annually through December 31, 2027 for the Services. See "Item 1. Business—Our Structure."
(3) Assumes that approximately $4.4 million of property management fees will be paid annually to the property managers of our multi-family properties, including $ 1.8 million related to unconsolidated joint ventures. Such sum reflects the amount we anticipate paying in 2023 on the multi-family properties we own at December 31, 2022. These fees are typically charges based on a percentage of rental revenues from a property. No amount has been reflected as payable pursuant thereto after five years as such amount is not determinable. Excludes $11.1 million of anticipated capital expenditures in 2023,including $3.6 million in connection with our value add program. Such expenditures subsequent to 2023 are not determinable.

The following table sets forth as of December 31, 2022 information regarding the components of our long-term debt obligations:

	Payment due by Period
(Dollars in thousands)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Mortgages on consolidated properties (1)	$19,233	$56,262	$144,122	$301,017	$520,634
Mortgages on unconsolidated properties (1)	13,845	28,325	81,520	191,610	315,300
Junior subordinated notes and credit facility(2)	3,822	26,288	4,795	62,173	97,078
Total	$36,900	$110,875	$230,437	$554,800	$933,012
___________________________
(1) Includes payments of principal (including amortization payments), and interest and excludes deferred financing costs.
(2) Assumes that the interest rate on the junior subordinated notes will be 6.41% per annum and includes $19 million on our credit facility which was paid off in February 2023.

Corporate Level Financing Arrangements

Junior Subordinated Notes
As of December 31, 2022, $37.4 million (excluding deferred costs of $277,000) in principal amount of our junior subordinated notes is outstanding. These notes mature in April 2036, contain limited covenants (including covenants prohibiting us from paying dividends or repurchasing capital stock if there is an event of default (as defined therein) on these notes), are redeemable at our option and bear an interest rate, which resets and is payable quarterly, of three-month LIBOR plus 200 basis points. Although these notes provide for an alternate method of calculating interest when LIBOR becomes unavailable in June 2023, such alternative rate may not be available in which case we may have to negotiate a secondary alternative rate with the counterparties to such debt. If we and the counterparties to this debt are unable to agree to a satisfactory secondary alternate rate, our cash flow and operating results may be adversely affected. At December 31, 2022 and 2021, the interest rate on these notes was 6.41% and 2.13%, respectively.
Credit Facility
Our credit facility with VNB New York, LLC, an affiliate of Valley National Bank (collectively, "VNB"), allows us to borrow, subject to compliance with borrowing base requirements and other conditions, up to $60 million, (i) for the acquisition of, and investment in, multi-family properties, (ii) to repay mortgage debt secured by multi-family properties and (iii) for Operating Expenses (i.e., working capital (including dividend payments) and operating expenses); provided, that not more than $25 million may be used for Operating Expenses. The credit facility is secured by cash accounts maintained by us at VNB (and we are required to maintain substantially all of our bank accounts at VNB), and the pledge of our interests in the entities that own the unencumbered multi-family properties used in calculating the borrowing base. The credit facility bears an annual interest rate, which resets daily, equal to the prime rate, with a floor of 3.50%. The interest rate at December 31, 2022 and March 1, 2023, was 7.50% and 7.75% respectively. There is an annual fee of 0.25% on the total amount committed by VNB and unused by us. The credit facility matures in September 2025. As of March 1, 2023, there was no balance outstanding and up to $60 million was available to be borrowed thereunder.
The terms of the credit facility include certain restrictions and covenants which, among other things, limit the incurrence of liens, require that we maintain and include in the collateral securing the facility at least three unencumbered properties with an aggregate value(as calculated pursuant to the facility) of at least $75 million, and require compliance with financial ratios relating to, among other things maintaining a minimum tangible net worth of $140 million, the minimum amount of debt service coverage with respect to the properties (and amounts drawn on the credit facility) used in calculating the borrowing base. Net proceeds received from the sale, financing or refinancing of wholly-owned properties are generally required to be used to repay amounts outstanding under the credit facility.
As of December 31, 2022, we were in compliance in all material respects with the requirements of the facility.

Other Financing Sources and Arrangements

At December 31, 2022, we are joint venture partners in unconsolidated joint ventures which own eight multi-family properties. The distributions from the properties owned by these ventures, $6.5 million in 2022 are a meaningful source of our liquidity and cash flow. Further, we may be required to make capital contributions with respect to these properties. At December 31, 2022, our investment in these joint venture properties have a net equity carrying value of $39.1 million and are subject to mortgage debt, which is not reflected on our consolidated balance sheet, of $ 256.7 million. Although BRT Apartments Corp. is not the obligor with respect to such mortgage debt, the loss of any of these properties due to mortgage foreclosure or similar proceedings would have a material adverse effect on our results of operations and financial condition. Prior to the 2022 Partner Buyouts, these joint venture arrangements were material to our liquidity and capital resource position. After giving affect to the 2022 Partner Buyouts, these arrangements will have a meaningful impact on our liquidity and capital resources. See note 6 to our consolidated financial statements.
See Item 1. "Business-Mortgage Debt" for information regarding our mortgage debt at consolidated and unconsolidated subsidiaries.
Inflation
Substantially all of our multi-family property leases are for periods of one-year or less. The short-term nature of these leases generally serves to reduce our risk to adverse effects of inflation on our revenue. During 2022, we experienced inflationary pressures that drove higher operating expenses, primarily in personnel, repairs and maintenance, insurance and real estate taxes; such increases may continue in 2023 and thereafter, which will adversely affect our operating results.

Inflation affects the overall cost of our debt. We mitigate the risks presented by inflation through the use of long-term fixed interest rate debt and interest rate hedges and by paying down, when we deem appropriate, our credit facility debt. However, increasing interest rates, which generally correlates to increasing inflation, may make it less attractive to obtain mortgage debt or use our credit facility in connection with acquisition, refinancing and value add activities.

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
We evaluate our equity-method investments for impairment whenever events or changes in circumstances indicate that the carrying value of our investments may exceed the fair value. If it is determined that a decline in the fair value of our investments is not temporary, and if such reduced fair value is below its carrying value, an impairment is recorded. Determining fair value involves significant judgment. Our estimates consider available evidence including the present value of the expected future cash flows discounted at market rates, general economic conditions and other relevant factors. In 2021, we recorded an impairment related to our equity investment in the OPOP Properties. We sold our interests in these properties in November 2021.
Carrying Value of Real Estate Portfolio
We conduct a quarterly review of each real estate asset owned by us and through our joint ventures. This review is conducted in order to determine if indicators of impairment are present on the real estate.
In reviewing the value of the real estate assets owned, if there is an indicator of impairment and the carrying value of the real estate asset is determined to be unrecoverable, we seek to arrive at the fair value of each real estate asset by using one or more valuation techniques, such as comparable sales, discounted cash flow analysis or replacement cost analysis. A real estate asset is considered to be unrecoverable when an analysis suggests that the undiscounted cash flows to be generated by the property will be insufficient to recover our investment. Any impairment taken with respect to our real estate assets reduces our net income, assets and stockholders' equity to the extent of the amount of the allowance, but it will not affect our cash flow until such time as the property is sold.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
All of our mortgage debt bears interest at fixed rates. Our junior subordinated notes bear interest at the rate of three-month LIBOR plus 200 basis points. At December 31, 2022, the interest rate on these notes was 6.41%. Our credit facility bears interest at the prime rate. A 100 basis point increase in the rate would result in an increase in interest expense in 2023 of $564,000 (of which $374,000 would be due to the change in rate on the junior subordinated notes) and a 100 basis point decrease in the rate would result in a $ 564,000 decrease (of which $374,000 would be due to the change in rate on the junior subordinated notes) in interest expense in 2023.

Item 8.    Financial Statements and Supplementary Data.
The information required by this item appears in a separate section of this Report following Part IV.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
A review and evaluation was performed by our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that review and evaluation, our CEO and CFO have concluded that our disclosure controls and procedures, as designed and implemented as of December 31, 2022, were effective.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on these criteria.

Changes in Internal Controls over Financial Reporting
There have been no changes in our internal controls over financial reporting, as defined in in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that occurred during the three months ended December 31, 2022 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.    Other Information.
Not applicable

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Apart from certain information concerning our executive officers which is set forth in Part I of this report, the other information required by Item 10 will be incorporated herein by reference to the applicable information to be in the proxy statement to be filed by May 1, 2023 for our 2023 Annual Meeting of Stockholders.
Item 11.    Executive Compensation.
The information concerning our executive compensation required by Item 11 is incorporated herein by reference to the proxy statement to be filed by May 1, 2023 with respect to our 2023 Annual Meeting of Stockholders.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except as set forth below, the information required by Item 12 is incorporated herein by reference to the proxy statement to be filed by May 1, 2023 with respect to our 2023 Annual Meeting of Stockholders.
Equity Compensation Plan Information
The following table provides information as of December 31, 2022 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under our 2018 Incentive Plan (the “2018 Plan”), and our 2020 Incentive Plan (the “2020 Plan”; and together with the 2018 Plan, the “Prior Plans”) and our 2022 Incentive Plan (the “2022 Plan”; and together with the Prior Plans, the “Incentive Plans”). No further awards may be granted under the Prior Plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (2) (c)
Equity compensation plans approved by security holders	422,844	(1)	—	787,531	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	422,844	(1)	—	787,531	(2)
_______________________________________________________________________________
(1)     Includes up to 210,375 shares and 212,469 shares of common stock issuable pursuant to restricted stock units (“RSUs”) that vest as of March 31, 2024 and June 30, 2025, respectively, if and to the extent specified conditions are satisfied by such vesting dates. RSUs granted pursuant to the 2020 Plan and the 2022 Plan account for 210,375 shares and 212,469 shares, respectively. Excludes 934,092 shares of restricted stock issued pursuant to the Incentive Plans as such shares, although subject to forfeiture, are outstanding. See Note 10 to our consolidated financial statements.
(2)     Does not give effect to 163,914 shares of restricted stock granted January 5, 2023 pursuant to the 2022 Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information concerning relationships and certain transactions required by Item 13 is incorporated herein by reference to the proxy statement to be filed by May 1, 2023 with respect to our 2023 Annual Meeting of Stockholders.

Item 14.    Principal Accounting Fees and Services.
The information concerning our principal accounting fees required by Item 14 is incorporated herein by reference to the proxy statement to be filed by May 1, 2023 with respect to our 2023 Annual Meeting of Stockholders.

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

Exhibit No.		Title of Exhibits

1.1		Form of Equity Distribution Agreement dated March 18, 2022 (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K on March 18, 2022).

2.1		Plan of Conversion dated December 8, 2016 (incorporated by reference to Annex B of Amendment No. 1 to our Registration Statement on Form S-4 filed January 12, 2017 (the "S-4 Registration") (Reg. No. 333-215221).

3.1		Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 filed with our Current Report on Form 8-K on March 20, 2017).

3.2		By-laws of the Registrant effective as of December 6, 2022 (incorporated by reference to Exhibit 3.2 filed with our Current Report on Form 8-K on December 6, 2022).

4.1		Junior Subordinated Supplemental Indenture, dated as of March 15, 2011, between us and the Bank of New York Mellon (incorporated by reference to Exhibit 4.1 filed with our Current Report on Form 8-K on March 18, 2011).

4.2		Description of Registrant's Securities Registered Pursuant to Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.2 filed with our Annual Report on Form 10-K for the year ended December 31, 2020).

10.1	*	Shared Services Agreement, dated as of January 1, 2002, by and among Gould Investors L.P., us, One Liberty Properties, Inc., Majestic Property Management Corp., Majestic Property Affiliates, Inc. and REIT Management Corp. (incorporated by reference to Exhibit 10.2 filed with our Annual Report on Form 10-K for the year ended September 30, 2008).

10.2	*	Form of Indemnification Agreement between the Registrant on the one hand, and its executive officers and directors, on the other hand (incorporated by reference to Exhibit 10.5 to our Annual Report of Form 10-K for the year ended September 30, 2017).

10.3	*	Amended and Restated 2016 Incentive Plan (incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-Q for the period ended March 31, 2016)

10.4		Membership Interest Purchase Agreement dated as of February 23, 2016 entered into between TRB Newark Assemblage, LLC ("TRB") and TRB Newark TRS, LLC ("TRB REIT" and together with TRB, collectively, the "Seller") and RBH Partners III, LLC, and joined by RBH-TRB Newark Holdings, LLC and GS-RBH Newark Holdings, LLC (incorporated by reference to exhibit 10.2 filed with our Quarterly Report on Form 10-Q for the period ended March 31, 2016).

10.5	*	Form of Restricted Shares Agreement for the Amended and Restated 2016 Incentive Plan (incorporated by reference to Exhibit 10.40 filed with our Registration Statement on Form S-4/A on January 12, 2017 (File No 333-215221)).

10.6	*	2018 Incentive Plan (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K on March 13, 2018).

Exhibit No.		Title of Exhibits
10.7	*	Form of Restricted Shares Agreement for the 2018 Incentive Plan (incorporated by reference to Exhibit 10.10 filed with our Annual Report on Form 10-K filed December 10, 2018).
10.8	*	2020 Incentive Plan (incorporated by reference to Exhibit 10.15 filed with our Annual Report on Form 10-K for the year ended December 31, 2020).
10.9	*	Form of Performance Awards Agreement granted in 2021 pursuant to the 2020 Incentive Plan (incorporated by reference to exhibit 10.1 of our Current Report on Form 8-K filed on June 11, 2021)
10.10		Amended and Restated Loan Agreement (the "Loan Agreement") made as of November 18, 2021, by and among us and VNB New York, LLC. (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K on November 18, 2021).
10.11		Unlimited guaranty given by us in favor of VNB (incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K on November 18, 2021).

10.12		Form of Pledge Agreement (incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K on November 18, 2021).
10.13		Form of Negative Pledge Agreement (incorporated by reference to Exhibit 10.4 filed with our Current Report on Form 8-K on November 18, 2021).
10.14		Letter agreement dated as of November 19, 2021 with respect to the Loan Agreement.
10.15		Amendment dated September 14, 2022 to the Loan Agreement (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K on September 16, 2022).
10.16	*	2022 Incentive Plan (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K on June 10, 2022).
10.17	*	Form of Performance Awards Agreement granted in 2022 pursuant to the 2022 Incentive Plan (incorporated by reference to Exhibit 10.5 filed with our Quarterly Report on Form 10-Q for the period ended June 30, 2022).
10.18		Form of Membership Interest Purchase Agreement used to effectuate the purchase of the interests of our joint venture partners (incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-Q for the period ended March 31, 2022).
10.19	*	Form of Restricted Share Agreement for the 2022 Incentive Plan
21.1		Subsidiaries of the Registrant.

23.1		Consent of Ernst & Young, LLP.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "Act").

31.2		Certification of Senior Vice President—Finance pursuant to Section 302 of the Act.

31.3		Certification of Chief Financial Officer pursuant to Section 302 of the Act.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Act.

32.2		Certification of Senior Vice President—Finance pursuant to Section 906 of the Act.

32.3		Certification of Chief Financial Officer pursuant to Section 906 of the Act.

101.INS		The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

BRT APARTMENTS CORP.
Date:	March 15, 2023	By:	/s/ Jeffrey A. Gould
Jeffrey A. Gould Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Israel Rosenzweig	Chairman of the Board	March 15, 2023
Israel Rosenzweig

/s/ Jeffrey A. Gould	Chief Executive Officer, President and Director (Principal Executive Officer)	March 15, 2023
Jeffrey A. Gould

/s/ Carol Cicero	Director	March 15, 2023
Carol Cicero

/s/ Matthew J. Gould	Director	March 15, 2023
Matthew J. Gould

/s/ Louis C. Grassi	Director	March 15, 2023
Louis C. Grassi

/s/ Gary Hurand	Director	March 15, 2023
Gary Hurand

/s/ Jonathan Simon	Director	March 15, 2023
Jonathan Simon

/s/ Elie Weiss	Director	March 15, 2023
Elie Weiss

/s/ George E. Zweier	Chief Financial Officer and Vice President (Principal Financial and Accounting Officer)	March 15, 2023
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

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of BRT Apartments Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BRT Apartments Corp. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Index

Purchase Price Allocation

Joint Venture Consolidation Assessment
Description of the matter	During the year ended December 31, 2022, the Company bought out eleven of the remaining interests of joint venture partners for an aggregate purchase price of $377.4 million, making them wholly owned and consolidated. The transactions were accounted for as asset acquisitions and the purchase prices were allocated based on the relative fair values of the tangible and identified intangible assets acquired and liabilities assumed. As more fully described in Note 3 of the consolidated financial statements, the estimates used in determining the relative fair values may be based on comparable transactions, replacement costs of assets, and other market data, which are unobservable inputs.
Auditing management’s purchase price allocations was complex due to the judgement required in developing the fair value of the acquired tangible and intangible assets. In particular, the estimate was sensitive to unobservable significant assumptions, including comparable transactions and replacement costs of assets.
How we addressed the matter in our audit	Our audit procedures included, among others, evaluating the appropriateness of the methodology and model applied to determine the fair value of the acquired tangible and intangible assets and liabilities used in the purchase price allocation and recalculating the models’ results. With the assistance of our real estate valuation specialists, we compared the significant assumptions used by management, including comparable transactions and replacement costs of assets, to current market data. We also tested the completeness and accuracy of the underlying data used in management’s models. In addition, we utilized third-party data to test management’s estimate and identify potential sources of corroborative or contrary information.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2020.
New York, New York
March 15, 2023

Index

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31,
	2022	2021
ASSETS
Real estate properties, net of accumulated depreciation of $55,195 and $36,467	$651,603	$293,550
Investment in unconsolidated joint ventures	42,576	112,347
Cash and cash equivalents	20,281	32,339
Restricted cash	872	6,582
Other assets	16,786	10,341
Real estate property held for sale	—	4,379
Total Assets	$732,118	$459,538

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $4,166 and $980	$403,792	$199,877
Junior subordinated notes, net of deferred costs of $277 and $297	37,123	37,103
Credit facility, net of deferred costs of $498 and $—	18,502	—
Accounts payable and accrued liabilities	22,631	19,607
Total Liabilities	482,048	256,587
Commitments and contingencies
Equity:
BRT Apartments Corp. stockholders' equity:
Preferred shares $0.01 par value 2,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized,
18,006 and 17,349 shares issued at December 31, 2022 and 2021	180	173
Additional paid-in capital	273,863	258,161
Accumulated deficit	(23,955)	(55,378)
Total BRT Apartments Corp. stockholders' equity	250,088	202,956
Non-controlling interests	(18)	(5)
Total Equity	250,070	202,951
Total Liabilities and Equity	$732,118	$459,538

See accompanying notes to consolidated financial statements.

Index

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

	Year Ended December 31,
	2022	2021
Revenues:
Rental and other revenue from real estate properties	$70,515	$32,041
Other income	12	16
Total revenues	70,527	32,057
Expenses:
Real estate operating expenses—including $36 and $31 to related parties	30,558	14,202
Interest expense	15,514	6,757
General and administrative—including $739 and $641 to related party	14,654	12,621
Impairment charge	—	520
Depreciation and amortization	24,812	8,025
Total expenses	85,538	42,125
Total revenues less total expenses	(15,011)	(10,068)
Equity in earnings (loss) from unconsolidated joint ventures	1,895	(4,208)
Equity in earnings from sale of unconsolidated joint venture properties	64,531	34,982
Gain on sale of real estate	6	7,693
Casualty loss	(850)	—
Insurance recovery of casualty loss	850	—
Gain on insurance recovery	62	—
Gain on sale of partnership interest	—	2,632
Loss on extinguishment of debt	(563)	(1,575)
Income from continuing operations	50,920	29,456
Provision for taxes	821	206
Income from continuing operations, net of taxes	50,099	29,250
Income attributable to non-controlling interests	(144)	(136)
Net income attributable to common stockholders	$49,955	$29,114

Weighted average number of shares of common stock outstanding:
Basic	17,793,035	17,017,690
Diluted	17,852,951	17,084,642

Per share amounts attributable to common stockholders
Basic	$2.67	$1.63
Diluted	$2.66	$1.62
See accompanying notes to consolidated financial statements.

Index

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31,
	2022	2021
Net income	$50,099	$29,250
Other comprehensive income:
Unrealized gain on derivative instruments	—	22
Other comprehensive income	—	22
Comprehensive income	50,099	29,272
Comprehensive income attributable to non-controlling interests	(144)	(140)
Comprehensive income attributable to common stockholders	$49,955	$29,132

See accompanying notes to consolidated financial statements.

Index

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2022 and 2021
(Dollars in thousands, except share data)

	Shares of Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	(Accumulated Deficit)	Non-Controlling Interests	Total
Balances, December 31, 2020	$164	$245,605	$(19)	$(67,978)	$(84)	$177,688
Distributions - Common Stock - $0.90 per share	—	—	—	(16,514)	—	(16,514)
Restricted stock and restricted stock units vesting	4	(4)	—	—	—	—
Compensation expense—restricted stock and restricted stock units	—	2,941	—	—	—	2,941
Distributions to non-controlling interests	—	—	—	—	(60)	(60)
Shares issued through equity offering program, net	5	9,619	—	—	—	9,624
Net income	—	—	—	29,114	136	29,250
Other comprehensive income	—	—	19	—	3	22
Comprehensive income	—	—	—	—	—	29,272
Balances, December 31, 2021	$173	$258,161	$—	$(55,378)	$(5)	$202,951
Distributions - Common Stock - $0.98 per share	—	—	—	(18,532)	—	(18,532)
Restricted stock and restricted stock units vesting	2	(2)	—	—	—	—
Compensation expense—restricted stock and restricted stock units	—	4,486	—	—	—	4,486
Distributions to non-controlling interests	—	—	—	—	(157)	(157)
Shares issued through equity offering program, net	5	9,940	—	—	—	9,945
Shares issued through DRIP	—	1,278				1,278
Net income	—	—	—	49,955	144	50,099
Other comprehensive income	—	—	—	—	—	—
Comprehensive income	—	—	—	—	—	50,099
Balances, December 31, 2022	$180	$273,863	$—	$(23,955)	$(18)	$250,070

See accompanying notes to consolidated financial statements

Index

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net Income	$50,099	$29,250
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	24,812	8,025
Amortization of deferred financing fees	628	295
Amortization of debt fair value adjustment	137	(60)
Amortization of restricted stock and restricted stock units	4,486	2,941
Equity in (earnings) loss of unconsolidated joint ventures	(1,895)	4,208
Equity in earnings on sale of real estate of unconsolidated ventures	(64,531)	(34,982)
Impairment charge	—	520
Gain on sale of real estate	(6)	(7,693)
Gain on sale of partnership interest	—	(2,632)
Gain on insurance recovery	(62)	—
Loss on extinguishment of debt	563	1,575
Increases and decreases from changes in other assets and liabilities:
Decrease in other assets	4,717	2,203
Decrease in accounts payable and accrued liabilities	(3,923)	(4,179)
Net cash provided by (used in) operating activities	15,025	(529)
Cash flows from investing activities:
Improvements to real estate owned	(6,295)	(1,308)
Purchase and consolidation of joint venture properties	(105,262)	(111,956)
Proceeds from the sale of real estate owned	4,385	24,632
Proceeds from the sale of joint venture interests	—	10,540
Distributions from unconsolidated joint ventures	91,239	62,025
Contributions to unconsolidated joint ventures	(3,500)	(6,031)
Proceeds from insurance recoveries	62	—
Net cash used in investing activities	(19,371)	(22,098)
Cash flows from financing activities:
Proceeds from mortgages payable	18,953	89,680
Mortgage payoffs	(41,666)	(47,605)
Mortgage principal payments	(2,219)	(2,688)
Proceeds from credit facility	43,000	—
Repayment of credit facility	(24,000)	—
Increase in deferred financing costs	(693)	(319)
Dividends paid	(17,863)	(15,769)
Distributions to non-controlling interests	(157)	(60)
Proceeds from the sale of common stock	9,945	9,624
Proceeds from the issuance of DRP shares	1,278	—
Net cash (used in) provided by financing activities	(13,422)	32,863

Index

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2022	2021
Net (decrease) increase in cash, cash equivalents and restricted cash:	(17,768)	10,236
Cash, cash equivalents and restricted cash at beginning of year	38,921	28,685
Cash, cash equivalents and restricted cash at end of year	$21,153	$38,921
Supplemental disclosures of cash flow information:
Cash paid during the year for interest expense	$14,086	$6,523
Cash paid during the year for income and excise taxes	$283	$173

Consolidation on buyout of partnership interest:
Increase in real estate assets	$(370,513)	$(160,583)
Increase in other assets	(17,489)	$(5,671)
Increase in mortgage payable	231,896	$29,067
Increase in deferred loan costs	(3,892)	$(748)
Increase in accounts payable and accrued liabilities	6,278	$2,621
Decrease in investment in unconsolidated joint ventures	48,458	$23,358
	$(105,262)	$(111,956)

Cash and cash equivalents	$20,281	$32,339
Restricted cash	872	6,582
Total cash, cash equivalents and restricted cash, shown in consolidated statement of cash flows	$21,153	$38,921

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

	September 30,
	2022	2021
Cash and cash equivalents	$20,281	$32,339
Restricted cash	872	6,582
Total cash, cash equivalents and restricted cash, shown in consolidated statement of cash flows	$21,153	$38,921

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES
Organization and Background
BRT Apartments Corp. (“BRT” or the “Company”) owns, operates and, to a lesser extent, develops multi-family properties. These multi-family properties may be wholly owned by us or by unconsolidated joint ventures in which the Company contributes a significant portion of the equity. At December 31, 2022, BRT: (i) wholly-owns twenty-one multi-family properties located in eleven states with an aggregate of 5,420 units and a carrying value of $649,701,000; (ii) has ownership interests, through unconsolidated entities, in eight multi-family properties located in four states with an aggregate of 2,781 units, and the carrying value of its net equity investment is $39,076,000; and (iii) owns other assets, through consolidated and unconsolidated subsidiaries, with a carrying value of $5,402,000. The Company's 29 multi-family properties are located in 11 states; most of these properties are located in the Southeast United States and Texas.

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
The joint venture that owns a property in Yonkers, NY was determined not to be a variable interest entity ("VIE") but is consolidated because the Company has controlling rights in such entity.
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
December 31, 2022

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (continued)
In accordance with Accounting Standards Codification ("ASC") Topic 740 - "Income Taxes", the Company believes that it has appropriate support for the income tax positions taken and, as such, does not have any uncertain tax positions that, if successfully challenged, could result in a material impact on the Company's financial position or results of operations. The Company's income tax returns for the tax years 2019 through 2021 are subject to review by the Internal Revenue Service.
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
Real Estate Properties
Real estate properties are stated at cost, net of accumulated depreciation, and include properties acquired through acquisition or development.
When the Company purchases real estate assets from third-parties, the Company allocates the purchase price of real estate, including direct transaction costs applicable to an asset acquisition, among land, building, improvements and intangibles (e.g., the value of above, below and at market leases, and origination costs associated with in-place leases and above or below-market mortgages assumed at the acquisition date). The value, as determined, is allocated to the gross assets acquired based on management’s determination of the relative fair values of these assets and liabilities.

Whenever the Company buys out the remaining interest from joint venture partners, the Company follows a cost-accumulation approach, wherein the Company allocates the cost basis of their existing interest and the purchase price of the remaining partner interest to the real estate acquired (including land, buildings and improvements, and identified intangibles such as acquired in-place leases) and acquired liabilities.

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
Asset Impairments
The Company reviews each real estate asset owned quarterly to determine if there are indicators of impairment. If such indicators are present, the Company determines whether the carrying amount of the asset can be recovered. Recognition of impairment is required if the undiscounted cash flows estimated to be generated by the asset are less than the asset's carrying amount and that carrying amount exceeds the estimated fair value of the asset. The impairment recognized is the difference between the carrying value and the fair value. The estimated fair value is determined using a discounted cash flow model of the expected future cash flows through the useful life of the property. The analysis includes an estimate of the future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends, the effects of leasing demands, and other factors. In evaluating a property for impairment, various factors are considered, including estimated current and expected operating cash flow from the property during the projected holding period, costs necessary to extend the life or improve the asset, expected capitalization rates, projected stabilized net operating income, selling costs, and the ability to hold and dispose of such real estate in the ordinary course of business. Valuation adjustments may be necessary in the event that effective interest rates, rent-up periods, future economic conditions, and other relevant factors vary significantly from those assumed in valuing the property. If future evaluations result in a decrease in the value of the property below its carrying value, the reduction will be recognized as an

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (continued)
impairment charge. The fair values related to the impaired real estate assets are considered to be a level 3 valuation within the fair value hierarchy because they are based on unobservable inputs and are subjective in nature.
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
December 31, 2022

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

NOTE 2—REAL ESTATE PROPERTIES
Real estate properties, excluding a property held for sale in 2021 (see Note 7), consist of the following (dollars in thousands):

	December 31,
	2022	2021
Land	$74,246	$38,822
Building	617,041	281,841
Building improvements	15,511	9,354
Real estate properties	706,798	330,017
Accumulated depreciation	(55,195)	(36,467)
Total real estate properties, net	$651,603	$293,550

A summary of activity in real estate properties, net for the year ended December 31, 2022 follows (dollars in thousands):

	December 31, 2021 Balance	Partner Buyouts	Improvements	Depreciation	December 31, 2022 Balance
Multi-family	$291,538	$370,513	$6,295	$(18,645)	$649,701
Retail shopping center - Yonkers, NY/Other	2,012	—	—	(110)	1,902
Total real estate properties	$293,550	$370,513	$6,295	$(18,755)	$651,603

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

NOTE 2—REAL ESTATE PROPERTIES (Continued)
The following summarizes, by state, information for the year ended December 31, 2022 regarding consolidated properties (dollars in thousands):

Location	Number of Properties	Number of Units	2022 Rental and Other Revenue	% of 2022 Rental and Other Revenue
Tennessee	2	702	$13,812	20%
Georgia	3	688	8,785	12%
South Carolina	2	474	8,111	12%
Florida	2	518	7,605	11%
Texas	3	600	7,578	11%
Mississippi	2	776	5,438	8%
Alabama	3	740	5,099	7%
Virginia	1	220	4,556	6%
Ohio	1	264	3,563	5%
Missouri	1	174	2,630	4%
North Carolina	1	264	1,824	3%
Other (a)	—	—	1,514	2%
	21	5,420	$70,515
__________________________________________
(a) Represents non-multi-family revenues.

Future minimum rentals to be received pursuant to non-cancellable operating leases with terms in excess of one year, from a commercial property owned by the Company at December 31, 2022, are as follows (dollars in thousands):

Year Ending December 31,	Amount
2023	$1,252
2024	953
2025	648
2026	648
2027	648
Thereafter	217
Total	$4,366
Leases at the Company's multi-family properties are generally for a term of one year or less and are not reflected in this table.

NOTE 3—ACQUISITIONS, DISPOSITIONS AND IMPAIRMENT CHARGES
Acquisitions of Interests in Joint Ventures
During 2022 and 2021, the Company purchased its partners' remaining interests in 11 and three joint ventures, respectively. The Company determined that in each acquisition the gross assets acquired are concentrated in a single identifiable asset. Therefore, these transactions do not meet the definition of a business and are accounted for as asset acquisitions.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

NOTE 3—ACQUISITIONS, DISPOSITIONS AND IMPAIRMENT CHARGES (continued)
The following table summarizes these purchases (dollars in thousands):

Buyout Date	Property Name	Location	Units	Remaining Interest Purchased	Purchase Price (1)
2022
03/23/2022	Verandas at Alamo	San Antonio, TX	288	28%	$8,721
04/07/2022	Vanguard Heights	Creve Coeur, MO	174	22%	4,880
05/11/2022	Jackson Square	Tallahassee, FL	242	20%	7,215
05/24/2022	Brixworth at Bridge Street	Huntsville, AL	208	20%	10,697
05/26/2022	Woodland Apartments	Boerne, TX	120	20%	3,881
06/30/2022	Grove at River Place	Macon, GA	240	20%	7,485
07/12/2022	Civic I	Southaven, MS	392	25%	18,233
07/12/2022	Civic II	Southaven, MS	384	25%	17,942
07/14/2022	Abbotts Run	Wilmington, NC	264	20%	9,010
07/19/2022	Somerset at Trussville	Trussville, AL	328	20%	10,558
08/03/2022	Magnolia Pointe	Madison, AL	204	20%	7,246
		Total	2,844		$105,868
2021
08/18/2021	Bells Bluff	Nashville, TN	402	42%	$27,860
10/01/2021	Crestmont at Thornblade	Greenville , SC	266	10%	1,600
12/01/2021	Crossings of Bellevue	Nashville, TN	300	20%	16,128
		Total	968		$45,588
____________________________

(1) The purchase price reflects our purchase of our joint venture partners' promote interest in the venture and in 2022 excludes closing costs of $2,191 and operating cash acquired from the joint venture of $2,797 and in 2021 excludes closing costs of $793, operating cash acquired from the joint ventures of $2,608 and the payoff of the existing mortgages of $68,183.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

NOTE 3—ACQUISITIONS, DISPOSITIONS AND IMPAIRMENT CHARGES (continued)
The Company assessed the fair value of the tangible assets of each acquired property as of the applicable acquisition date using estimated building costs between $90 and $215 per square foot, with a weighted average square foot cost of $158 and estimated land costs between $4.11 and $50.14 per square foot with a weighted average square foot cost of $6.65, which are Level 3 unobservable input in the fair value hierarchy. The following table summarizes the purchase price allocation of the book values of those properties whose remaining interest was purchased and consolidated in 2022 or 2021 and is based on the proportionate share of the estimated fair value of the property on the acquisition date (dollars in thousands):

Property	Land	Building and Improvements	Total Land and building	Acquisition related lease intangible	Total Assets	Acquisition related mortgage intangible
2022
Verandas at Alamo	$3,336	$33,465	$36,801	$797	$37,598	$(61)
Vanguard Heights	5,466	30,826	36,292	508	36,800	578
Jackson Square	3,398	27,167	30,565	634	31,199	283
Brixworth at Bridge Street	1,959	20,080	22,039	321	22,360	—
Woodland Apartments	1,289	12,853	14,142	233	14,375	—
Grove at River Place	2,866	16,416	19,282	396	19,678	136
Civic I	3,646	45,554	49,200	913	50,113	562
Civic II	3,847	46,452	50,299	1,013	51,312	1,254
Abbotts Run	3,468	37,312	40,780	701	41,481	481
Somerset at Trussville	4,095	42,943	47,038	869	47,907	1,090
Magnolia Pointe	2,052	22,023	24,075	503	24,578	396
	$35,422	$335,091	$370,513	$6,888	$377,401	$4,719

2021
Bells Bluff	$6,172	$77,532	$83,704	$1,597	$85,301	—
Crestmont at Thornblade	4,033	34,052	38,085	818	38,903	$2,641
Crossings of Bellevue	9,679	29,115	38,794	730	39,524	—
	$19,884	$140,699	$160,583	$3,145	$163,728	$2,641

The unamortized balance of acquisition related lease intangibles, which is included in Other assets in the consolidated balance sheet, was $3,181,000 at December 31, 2022, and amortizes over one year.
In March 2023, the Company entered into an agreement to acquire a 238-unit multifamily property constructed in 2019 and located in Richmond, VA, for a purchase price of approximately $62,500,000. The purchase price includes the assumption of approximately $32,000,000 of mortgage debt bearing an interest rate of 3.34% and maturing in 2061. The purchase is subject to the satisfaction of various conditions, including the completion, to BRT’s satisfaction, of its due diligence investigation, as well as the approval by the mortgage lender of the Company’s assumption of the mortgage debt. BRT anticipates that this transaction will be completed in the fourth quarter of 2023, although we can provide no assurance that this transaction will be completed.
Property Dispositions
During the year ended December 31, 2022, the Company sold a land parcel located in Daytona, FL for a sales price of $4,700,000 and after closing costs, recognized a nominal gain. In 2020, the Company recognized an impairment charge of $3,600,000 in connection with this property. At December 31, 2021, this property was classified as held-for-sale on the Company's consolidated balance sheet ( see Note 7 - Real Estate Property Held for Sale).

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

NOTE 3—ACQUISITIONS, DISPOSITIONS AND IMPAIRMENT CHARGES (continued)

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

Impairment Charges
In cases where the Company does not expect to recover its carrying value on properties held for use, the Company reduces its carrying value to fair value, and for properties held for sale, the Company reduces its carrying value to the fair value less costs to sell.
In the year ended December 31, 2021, the Company took an impairment charge of $520,000 related to its investment in OPOP Tower and OPOP Loft properties, St Louis, MO, as the carrying value exceeded the fair value by that amount. The fair value is based upon the sale price at which the Company contracted to sell this joint venture interest. This investment was sold in 2021 and no further impairments were recorded. The Company did not record any impairment charges in 2022.

NOTE 4—RESTRICTED CASH
Restricted cash represents funds for specific purposes and therefore are not generally available for general corporate purposes. As reflected on the consolidated balance sheets, restricted cash represents funds held by or on behalf of the Company specifically allocated for capital improvements at joint venture multi-family properties.

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

Lessee Accounting

The Company is a lessee under a ground lease in Yonkers, NY which is classified as an operating lease. The ground lease expires September 30, 2024 and provides for one 21-year renewal option. As of December 31, 2022, the remaining lease term, including the renewal option, is 22.8 years.

The Company is also a lessee under a corporate office lease in Great Neck, NY, which is classified as an operating lease. The lease expires on December 31, 2031 and provides a 5-year renewal option. As of December 31, 2022, the remaining lease term, including renewal options deemed exercised, is 14.0 years.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

NOTE 5 - LEASES (continued)

As of December 31, 2022, the Company's right-of-use ("ROU") assets and lease liabilities were $2,371,000 and $2,472,000, respectively and as of December 31, 2021, the Company's ROU assets and lease liabilities were $2,568,000 and $2,629,000, respectively. The ROU assets and lease liabilities are reported on the consolidated balance sheets in Other assets and Accounts payable and accrued liabilities, respectively.

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

As of December 31, 2022, the minimum future lease payments related to the operating ground and office leases are as follows (dollars in thousands):

Year Ending December 31,	Amount
2023	$236
2024	243
2025	252
2026	257
2027	262
Thereafter	3,240
Total undiscounted cash flows	$4,490
Present value discount	(2,018)
Lease liability	$2,472

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

NOTE 6—INVESTMENT IN UNCONSOLIDATED VENTURES
At December 31, 2022 and 2021, the Company owned interests in unconsolidated joint ventures that own eight and 23 multi-family properties (the "Unconsolidated Properties"), respectively. The condensed balance sheets below presents information regarding such properties (dollars in thousands):

	December 31,
	2022	2021
ASSETS
Real estate properties, net of accumulated depreciation of $66,945 and $133,615	$318,304	$734,247
Cash and cash equivalents	6,591	13,741
Other Assets	35,372	25,535
Total Assets	$360,267	$773,523

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $1,421 and $3,423	$255,261	$584,479
Accounts payable and accrued liabilities	8,222	17,064
Total Liabilities	263,483	601,543
Commitments and contingencies
Equity:
Total unconsolidated joint venture equity	96,784	171,980
Total Liabilities and Equity	$360,267	$773,523

Company equity interest in all joint venture equity	$42,576	$112,347

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

NOTE 6—INVESTMENT IN UNCONSOLIDATED VENTURES (continued)
The condensed income statements below presents information regarding the Unconsolidated Properties (dollars in thousands):

	Year Ended December 31,
	2022	2021
Revenues:
Rental and other revenue	$72,873	$121,906
Total revenues	72,873	121,906

Expenses:
Real estate operating expenses	33,086	56,507
Interest expense	16,269	30,964
Depreciation	17,798	35,636
Total expenses	67,153	123,107
Total revenues less total expenses	5,720	(1,201)
Other equity earnings	121	54
Impairment of assets	(8,553)	(2,813)
Insurance recoveries	8,553	2,813
Gain on insurance recoveries	567	2,179
Gain on sale of real estate properties	118,270	83,984
Loss on extinguishment of debt	(3,491)	(9,401)
Net income from joint ventures	$121,187	$75,615

BRT equity in earnings and equity in earnings from sale of unconsolidated joint venture properties	$66,426	$30,774

Acquisitions
On March 10, 2022, the Company acquired for $3,500,000, a 17.45% interest in a planned 240-unit development property located in Johns Island, SC. In December 2022, the venture recorded an impairment charge of $8,553,000 due to a fire at the development. This loss is covered by insurance and accordingly, the venture recorded an insurance recovery of $8,553,000. The Company recorded its proportionate share of the impairment charge and the insurance recovery.
Dispositions of Properties
The table below provides information regarding the disposition of real estate properties by unconsolidated joint ventures in the year ended December 31, 2022 (dollars in thousands):

Location	Sale Date	Number of Units	Sale Price	Gain on Sale	BRT Gain on Sale	BRT Share of Loss of Extinguishment of Debt
Verandas at Shavano - San Antonio, TX	2/8/2022	288	$53,750	$23,652	$12,961	$—
Reatreat at Cinco Ranch - Katy, TX	6/14/2022	268	68,300	30,595	17,378	686
The Vive - Kannapolis, NC	6/30/2022	312	91,250	47,086	22,720	787
Waters Edge - Columbia, SC	8/31/2022	204	32,400	16,937	11,472	388
		1,072	$245,700	$118,270	$64,531	$1,861

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

NOTE 6—INVESTMENT IN UNCONSOLIDATED VENTURES (continued)
The table below provides information regarding the disposition of real estate properties by unconsolidated joint ventures in the year ended December 31, 2021 (dollars in thousands):

Location	Sale Date	No. of Units	Sales Price	Gain on Sale	BRT Gain on Sale	BRT Share of Loss of Extinguishment of Debt
Avenue Apts,Ocoee, FL	7/20/2021	522	$107,661	$39,668	$19,518	$4,474
Parc at 980, Lawrenceville, GA	7/28/2021	586	118,250	44,316	15,464	107
		1,108	$225,911	$83,984	$34,982	$4,581

On March 13, 2023 , the unconsolidated joint venture that owns Chatham Court and Reflections, a 494 unit multi-family property located in Dallas and in which we have a 50% interest entered into a contract to sell the property. The contract sale price is $73,000,000 and we estimate our share of the gain will be approximately $14,300,000 and our share of the early extinguishment of debt charge will be approximately $167,000.
Dispositions of Joint Venture Interests
There were no sales of joint venture interests in 2022. The table below provides information regarding the sale of venture interests to our joint venture partners in the year ended December 31, 2021:

Location	Sale Date	No. of Units	Sales Price	BRT's Share of Gain on Sale
Anatole, Daytona Beach, FL	4/20/2021	208	$7,540	$2,244
OPOP Tower and Lofts, St. Louis, MO	11/4/2021	181	3,000	388
		389	$10,540	$2,632

Joint Venture Buyouts
In 2022 and 2021, the Company purchased its venture partners' remaining interests in joint ventures that owned 11 and three multi-family properties, respectively. The operations and accounts of these joint ventures which, as a result of such purchases, are wholly-owned by the Company are consolidated into the operations and accounts of the Company as of their respective acquisition dates. See Note 3 for information regarding these buyouts.

NOTE 7—REAL ESTATE PROPERTY HELD FOR SALE

In September 2020, the Company entered into a contract to sell a vacant parcel of land located in South Daytona Beach, FL for $4,700,000 with a net book value of $4,379,000. At December 31, 2021, the Company reclassified the net book value of the land as Real estate property held-for-sale in the accompanying balance sheet. The property was sold on February 2, 2022. ( See Note 3).

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

NOTE 8—DEBT OBLIGATIONS
Debt obligations consist of the following (dollars in thousands):

	December 31,
	2022	2021
Mortgages payable	$407,958	$200,857
Junior subordinated notes	37,400	37,400
Credit Facility	19,000	—
Deferred loan costs	(4,941)	(1,277)
Total debt obligations	$459,417	$236,980

A summary of activity in property debt for the year ended December 31, 2022 is as follows (dollars in thousands):

Balance at December 31, 2021	$199,877
Acquisitions	236,615
Increase due to refinancing/payoff of acquisition debt	6,749
Fair value adjustment upon consolidation	(4,719)
Amortization of fair value adjustment	137
Debt Payoff	(29,462)
Principal Amortization	(2,219)
Changes in Deferred Fees	(3,186)
Balance at December 31, 2022	$403,792

At December 31, 2022, $407,958,000 of mortgage debt with a weighted average interest rate of 4.00% and a weighted average remaining term to maturity of 7.9 years is outstanding on 17 of the Company's multi-family properties. Scheduled principal repayments for the periods indicated are as follows (dollars in thousands):

Year Ending December 31,	Scheduled Principal Payments
2023	$2,712
2024	3,667
2025	20,188
2026	74,652
2027	46,220
Thereafter	260,519
$407,958

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

NOTE 8—DEBT OBLIGATIONS (continued)
The following table summarizes the information regarding the mortgages relating to the properties in which BRT purchased the remaining interests of its joint venture partners during the twelve months ended December 31, 2022 and 2021 (dollars in thousands):

Property Name	Location	Debt at Purchase Date (a)	Interest Rate	Maturity Date	Interest only through
2022
Verandas at Alamo	San Antonio, TX	$27,000	3.64%	Oct 2029	Oct 2024
Vanguard Heights	Creve Coeur, MO	29,700	4.41%	July 2031	June 2025
Jackson Square	Tallahassee, FL	21,524	4.19%	Sept 2027	Sept 2022
Brixworth at Bridge Street (b)	Huntsville, AL	11,147	4.25%	June 2032	Maturity
The Woodland Apartments	Boerne, TX	7,914	4.74%	Feb 2026	N/A
Grove at River Place (c)	Macon, GA	11,426	4.39%	Feb 2026	N/A
Civic I	Southaven, MS	27,389	4.24%	March 2026	N/A
Civic II	Southaven, MS	30,105	3.73%	Sept 2026	N/A
Abbotts	Wilmington, NC	23,160	4.71%	July 2030	July 2025
Somerset at Trussville	Trussville, AL	32,250	4.19%	June 2029	May 2025
Magnolia Pointe	Madison, AL	15,000	4.08%	Jan 2028	Dec 2022
		$236,615

2021
Bells Bluff	Nashville, TN	$52,000	3.48%	Aug 2041	N/A
Crestmont at Thornblade	Greenville, SC	26,425	4.69%	Nov 2028	N/A
Crossings of Bellevue	Nashville, TN	37,680	3.11%	Dec 2031	N/A
		$116,105
________________________________
(a) Excludes fair value adjustments of $4,719 determined as part of the purchase price allocation.
(b) The original mortgage debt of $11,147 was refinanced with new ten-year mortgage debt of $18,952 immediately following the buyout. The interest rate, maturity date and interest - only terms reflect the new mortgage.
(c) Includes a supplemental mortgage of $1,056 which was paid off immediately following the buyout.
The unamortized balance of acquisition related mortgage intangibles, which is included in mortgages payable in the consolidated balance sheet, was $2,000,000 at December 31, 2022 and will be amortized as follows (dollars in thousands):

Year Ending December 31,	Amount
2023	$613
2024	556
2025	501
2026	215
2027	(29)
Thereafter	144
Total	$2,000

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

NOTE 8—DEBT OBLIGATIONS (continued)
The Company paid off the following debt in the years ended December 31, 2022 and 2021 (dollars in thousands):

Property Name	Location	Mortgage Payoff	Interest Rate	Payoff Date	Maturity Date	Prepayment Charges
2022
Avalon	Pensacola, FL	$14,558	4.29%	1/26/2022	3/1/2022	$—
Silvana Oaks	N. Charleston, SC	14,904	3.79%	10/28/2022	11/1/2022	—
Total		$29,462				$—

2021
Avalon - supplemental	Pensacola, FL	2,903	4.92%	7/29/2021	3/1/2022	29
Avondale Station	Decatur, GA	7,140	3.74%	8/30/2021	12/1/2022	376
Avondale Station - supplemental	Decatur, GA	6,866	5.53%	8/31/2021	12/1/2022	277
Woodland Trails	LaGrange, GA	14,025	4.36%	7/30/2021	2/1/2022	140
Ripco (a)	Yonkers, NY	945	5.25%	8/18/2021	4/1/2022	—
Total		$31,879				$822
________________________________
(a) In connection with the payoff of this debt, the Company terminated the related interest rate swap.

Credit Facility
On September 15, 2022, the Company's credit facility with an affiliate of Valley National Bank ("VNB"),was amended to, among other things, increase the amount the Company can borrow, subject to compliance with borrowing base requirements and other conditions, up to $60,000,000, extend the facility's maturity date to September 2025, reduce the adjustable interest rate to the prime rate, with a floor of 3.50% and revise certain financing covenants. The facility can be used to facilitate the acquisition of multi-family properties, repay mortgage debt secured by multi family properties and for operating expense (i.e.,working capital (including dividend payments)); provided that no more than $25,000,000 may be used for operating expenses. The facility is secured by the cash available in certain cash accounts maintained by the Company at VNB and the Company's pledge of its interests in the entities that own the unencumbered properties used in calculating the borrowing base. The interest rate in effect as of December 31, 2022 and March 1, 2023 is 7.50% and 7.75%, respectively. There is an unused facility fee of 0.25% per annum on the total amount committed by VNB and unused by the Company. At December 31, 2022, the Company is in compliance in all material respects with its obligations under the facility.
At December 31, 2022, there was an outstanding balance on the facility of $19,000,000 and $41,000,000 was available to be borrowed. At December 31, 2021, there was no outstanding balance on the facility. The average balance outstanding on the facility for 2022 and 2021 was $7,907,000 and $—. At March 1, 2023, there is no balance outstanding on the facility. Interest expense for the years ended December 31, 2022 and 2021, which includes amortization of deferred financing costs and unused fees, was $713,000 and $101,000, respectively. Deferred costs of $498,000 and $270,000 are recorded on the consolidated balance sheets at December 31, 2022 and 2021, respectively.

Junior Subordinated Notes
At December 31, 2022 and 2021, the outstanding principal balance of the Company's junior subordinated notes was $37,400,000, before deferred financing costs of $277,000 and $297,000, respectively. The interest rate on the outstanding balance resets quarterly and is based on three month LIBOR + 2.00%. The rate in effect at December 31, 2022 and 2021 was 6.41% and 2.13% respectively. The notes mature April 30, 2036.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

NOTE 8—DEBT OBLIGATIONS (continued)
The notes require interest only payments through the maturity date, at which time repayment of all outstanding principal and unpaid interest is due. Interest expense for the years ended December 31, 2022 and 2021, which includes amortization of deferred costs, was $1,478,000 and $845,000, respectively.

NOTE 9—INCOME TAXES
The Company elected to be taxed as a REIT pursuant to the Code. As a REIT, the Company is generally not subject to Federal income taxes at the corporate level if it distributes 100% of its REIT taxable income, as defined, to its stockholders. To maintain its REIT status, the Company must distribute at least 90% of its ordinary taxable income; however, if it does not distribute 100% of its taxable income, it will be taxed on undistributed income. There are a number of organizational and operational requirements the Company must meet to remain a REIT. If the Company fails to qualify as a REIT in any taxable year, its taxable income will be subject to Federal income tax at regular corporate tax rates and it may not be able to qualify as a REIT for four subsequent tax years. Even if it is qualified as a REIT, the Company is subject to certain state and local income taxes and to Federal income and excise taxes on undistributed taxable income. For income tax purposes, the Company reports on a calendar year basis. As of December 31, 2022, tax returns for the calendar years 2019 through 2021 remain subject to examination by the Internal Revenue Service and various state and local tax jurisdictions.
During the years ended December 31, 2022 and 2021, the Company recorded $821,000 and $206,000, respectively, of state franchise tax expense, net of refunds, relating to the 2022 and 2021 calendar years.
Earnings and profits, which determine the taxability of dividends to stockholders, differs from net income reported for financial statement purposes due to various items, including timing differences related to impairment charges, depreciation methods and carrying values.
For the 2022 tax year, the Company expects to use its remaining available net operating loss carryforwards and at December 31, 2022, the Company does not have any net operating loss carryforwards available. The Company's net operating losses had previously been available to reduce taxable income.

NOTE 10—STOCKHOLDERS' EQUITY
Common Stock Dividend Distribution
During the years ended December 31, 2022 and 2021, the Company declared an aggregate of $0.98 and $0.90 per share in cash dividends, respectively.
Stock Based Compensation

In 2022, the Company's board of directors adopted and the stockholders' approved the 2022 Incentive Plan (the "2022 Plan"). This plan permits the Company to grant: (i) stock options, restricted stock, restricted stock units, performance shares awards and any one or more of the foregoing, up to a maximum of 1,000,000 shares; and (ii) cash settled dividend equivalent rights in tandem with the grant of restricted stock units and certain performance based awards.

Each of the Company's 2020 Incentive Plan (the "2020 Plan") and the Amended and Restated 2018 Incentive Plan (the "2018 Plan") authorized the Company to grant up to 1,000,000 shares of common stock pursuant to the same type of awards available under the 2022 Plan. No further awards may be granted pursuant to the 2020 Plan or the 2018 Plan, which are referred to collectively as the "Prior Plans."

Restricted Stock Units
In each of March 2021 (pursuant to the 2020 Plan) and June 2022 (pursuant to the 2022 Plan), the Company issued restricted stock units (the "RSUs") to acquire up to 210,375 and 212,470 shares of common stock respectively. The RSUs granted in each of 2021 and 2022 entitle the recipients, subject to continued service during the applicable performance period to

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

NOTE 10—STOCKHOLDERS' EQUITY (continued)
(i) up to 93,500 and 94,431 and shares of common stock, respectively, (the "TSR Award"), based on achieving, during the three-year performance period, specified levels in compounded annual growth rate ("CAGR") in total stockholder return (“TSR”), and (ii) up to 93,500 and 94,431 shares of common stock based, respectively, on achieving, during the measurement period, specified levels in CAGR in adjusted funds from operations (the "AFFO Award"), in each case as determined pursuant to the award agreement. In addition, with respect to each of the RSUs granted in 2021 and 2022, up to 23,375 and 23,608 shares, respectively, (the "Peer Group Adjustment") may be added to or subtracted from the TSR Award, based on attaining or failing to attain, as the case may be, during the applicable performance period, of CAGR in TSR for the REITs that comprise, with specified exceptions, the FTSE NAREIT Equity Apartment  Index.

The RSU recipients also received dividend equivalent rights entitling them to receive cash dividends with respect to the shares of common stock underlying their RSUs as if the underlying shares were outstanding during the applicable performance period, if, when, and to the extent, the related RSUs vest. The shares underlying the RSU's are not participating securities but are contingently issuable shares.
For the TSR Awards, a third party appraiser prepared a Monte Carlo simulation pricing model to assist management in determining fair value. The Monte Carlo valuation consisted of computing the grant date fair value of the awards using the Company's simulated stock price. For these TSR awards, the per unit of share fair value was estimated using the following assumptions:

Award Year	Expected Life ( yrs)	Dividend Rate	Risk-Free Interest Rate			Expected Price Volatility
2022	3	4.57%	2.23%	to	3.11%	35.60%	to	47.40%
2021	3	4.93%	0.02%	to	0.34%	47.19%	to	59.01%

For the AFFO Awards granted in 2022 and 2021, fair value is based on the market value on the date of grant. Expense is not recognized on RSUs which the Company does not expect to vest because the performance conditions are not expected to be satisfied. Performance assumptions are re-evaluated quarterly. The total amount recorded at the grant date as deferred compensation with respect to the RSUs granted in 2022 and 2021 was $2,068,000 and $1,995,000 respectively.

In June 2016, the Company issued RSUs to acquire up to 450,000 shares of common stock, pursuant to the 2016 Plan. In 2021, it was determined that the market conditions with respect to 250,000 shares underlying RSU's issued under the 2016 Plan had been satisfied; such shares with an aggregate market value of $4,200,000 as of the measurement date, were issued and an aggregate of $775,000 of RSU dividend equivalents were paid. It was also determined that the performance conditions with respect to 200,000 shares underlying RSU's under the 2016 Plan had not been satisfied and accordingly, the 200,000 RSU's did not vest.

The Company recorded $1,508,000 and $620,000 of compensation expense related to the amortization of unearned compensation with respect to the RSUs in the year ended December 31, 2022 and 2021 respectively. At December 31, 2022 and 2021, $4,269,000 and $2,248,000 had been deferred as unearned compensation and is to be charged to expense over the balance of the applicable performance period.
Restricted Stock
In January 2022, June 2021 and January 2021, the Company granted 158,973, 160,000 and 156,774 shares, respectively, of restricted stock pursuant to the 2020 Plan. As of December 31, 2022, an aggregate of 934,092 shares of unvested restricted stock are outstanding pursuant to the Prior Plans. The shares of restricted stock vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For financial statement purposes, the restricted stock is not included in the outstanding shares shown on the consolidated balance sheets until they vest, but are included in the basic and diluted earnings per share computation. During the years ended December 31, 2022 and 2021, the Company recorded $2,978,000 and $2,321,000, respectively, of compensation expense related to the amortization of unearned compensation with respect to the restricted stock awards. At December 31, 2022 and 2021, $7,728,000 and $7,332,000, respectively, has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods of these restricted stock awards. The weighted average vesting period of the 934,092 restricted shares is 2.3 years. Subsequent to

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

NOTE 10—STOCKHOLDERS' EQUITY (continued)
December 31, 2022, the Company granted 163,974 shares of restricted stock pursuant to the 2022 Plan. Changes in the number of restricted shares outstanding under the Company's equity incentive plans are shown below:

	Year Ended December 31,
	2022	2021
Outstanding at beginning of the year	922,619	744,145
Issued	158,973	316,774
Cancelled	(250)	(950)
Vested	(147,250)	(137,350)
Outstanding at the end of the year	934,092	922,619

The following table reflects the compensation expense recorded for all incentive plans (dollars in thousands):

	Year Ended December 31,
	2022	2021
Restricted stock grants	$2,978	$2,321
Restricted stock units	1,508	620
Total compensation	$4,486	$2,941

Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands):

	Year Ended December 31,
	2022	2021
Numerator for basic and diluted earnings per share:
Net income	$50,099	$29,250
Deduct (earnings) attributable to non-controlling interests	(144)	(136)
Deduct (earnings) allocated to unvested restricted stock	(2,472)	(1,412)
Net income available for common stockholders: basic and diluted	$47,483	$27,702

Denominator for basic earnings per share:
Weighted average number of common shares outstanding	17,793,035	17,017,690
Effect of dilutive securities:
RSUs	59,916	66,952
Denominator for diluted earnings per share:
Weighted average number of shares	17,852,951	17,084,642

Earnings per common share, basic	$2.67	$1.63
Earnings per common share, diluted	$2.66	$1.62

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

NOTE 10—STOCKHOLDERS' EQUITY (continued)
Equity Distribution Agreements
The following table reflects the sale of shares pursuant to the equity distribution agreements entered into on March 18, 2022, with three sales agents in an at-the-market offering (dollars in thousands):

	Number of Shares Sold	Average Price	Gross Proceeds	Commissions and Fees	Net Proceeds	Dollar Value of Shares Sold
Aggregate amount available under agreements						$40,000
2022 (a)	347,815	$22.62	$7,870	$98	$7,772	(7,870)
	347,815		$7,870	$98	$7,772
Remaining amount available under agreements:						$32,130
____________________________
(a) Subsequent to March 17, 2022.

The following table reflects the sale of shares pursuant to the equity distribution agreements entered into on November 26, 2019, as amended, with three sales agents in an at-the-market offering (dollars in thousands):

	Number of Shares Sold	Average Price	Gross Proceeds	Commissions and Fees	Net Proceeds	Dollar Value of Shares Sold
Aggregate amount available under agreements						$30,000
2019	111,963	$18.06	$2,022	$31	$1,991	(2,022)
2020	694,298	17.71	12,293	185	$12,108	(12,293)
2021	529,126	18.47	9,771	147	$9,624	(9,771)
2022 (a)	100,000	22.06	2,206	33	$2,173	(2,206)
	1,435,387		$26,292	$396	$25,896
Remaining amount not available under agreements (b):						$3,708
____________________________
(a) Through March 17, 2022.
(b) The amount remaining was no longer available after March 17, 2022.

Stock Buyback
On September 13, 2021, the Board of Directors approved a stock purchase plan authorizing the Company, effective as of October 1, 2021, to repurchase up to $5,000,000 of shares of common stock through December 31, 2023. During the years ended December 31, 2022 and 2021, the Company did not repurchase any shares of common stock.
Dividend Reinvestment Plan
The Dividend Reinvestment Plan (the “DRP”), among other things, provides stockholders with the opportunity to reinvest all or a portion of their cash dividends paid on the Company’s common stock in additional shares of its common stock, at a discount, determined in the Company’s sole discretion, of up to 5% from the market price for the common stock (as such price is calculated pursuant to the DRP). The discount from the market price is currently 3%. The DRP is effective with the dividend paid on July 8, 2022. In the year ended December 31, 2022, the Company issued 62,360 shares in lieu of cash dividends of $1,279,000.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

NOTE 11—RELATED PARTY TRANSACTIONS
The Company has retained certain of its part time executive officers and Fredric H. Gould, a director, to provide, among other things, the following services: participating in the Company's multi-family property analysis and approval process ( which includes service on an investment committee), providing investment advice, long term planning and consulting with executives and employees with respect to other business matters, as required. The aggregate fees paid in 2022 and 2021 for these services were $1,468,000 and $1,398,000, respectively.
Management of certain properties owned by the Company and certain joint venture properties is provided by Majestic Property Management Corp. ("Majestic Property"), a company wholly owned by Fredric H. Gould, under renewable year-to-year agreements. Certain of the Company's officers and directors are also officers and directors of Majestic Property. Majestic Property provides real property management, real estate brokerage and construction supervision services to these properties. For the years ended December 31, 2022 and 2021, fees for these services were $36,000 and $31,000, respectively.
Pursuant to a shared services agreement between the Company and several affiliated entities, including Gould Investors L.P., the owner and operator of a diversified portfolio of real estate and other assets and One Liberty Properties, Inc., a NYSE listed equity REIT ("One Liberty"), the (i) services of the part time personnel that perform certain executive, administrative, legal, accounting and clerical functions and (ii) certain facilities and other resources, are provided to the Company. The allocation of expenses for the facilities, personnel and other resources shared by, among others, the Company and Gould Investors, is computed in accordance with such agreement and is included in general and administrative expense on the consolidated statements of operations. During the years ended December 31, 2022 and 2021, allocated general and administrative expenses reimbursed by the Company to Gould Investors pursuant to the shared services agreement aggregated $739,000 and $641,000, respectively. As of December 31, 2022 and 2021, $126,000 and $118,000, respectively, remains unpaid and is included in accounts payable and accrued liabilities on the consolidated balance sheets. At December 31, 2022, Gould Investors owned approximately 17.2% of BRT’s outstanding common stock. Certain of the Company's officers and directors are also officers and directors of One Liberty and Georgetown Partners, LLC, the managing general partner of Gould Investors.
The Company obtains certain insurance in conjunction with Gould Investors and reimburses Gould Investors for the Company's share of the insurance cost. Insurance reimbursements to Gould Investors for the years ended December 31, 2022 and 2021 were $67,000 and $61,000, respectively.

NOTE 12—FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company estimates the fair value of financial assets and liabilities based on the framework established in fair value accounting guidance. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy described below prioritizes inputs to the valuation techniques used in measuring the fair value of assets and liabilities. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring the most observable inputs to be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
•Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets and liabilities in active markets
•Level 2— inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
•Level 3— inputs to the valuation methodology are unobservable and significant to fair value.

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

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

NOTE 12—FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)
Junior subordinated notes:  At December 31, 2022, and 2021, the estimated fair value of the Company's junior subordinated notes is less than their carrying value by approximately $4,695,000 and $8,296,000, respectively, based on market interest rates of 7.91% and 4.21%, respectively.
Mortgages payable:  At December 31, 2022, the estimated fair value of the Company's mortgages payable is less than their carrying value by approximately $37,500,000, assuming market interest rates between 5.18% and 6.23%. At December 31, 2021, the estimated fair value was greater than the carrying value by $511,000, assuming market interest rates between 3.12% and 3.87%. Market interest rates were determined using current financing transaction information provided by third party institutions.
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
At December 31, 2022 and 2021, the Company had no financial assets or liabilities measured at fair value.
Long-lived assets
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
The Company measures its real estate investments at fair value on a nonrecurring basis. In the quarter ended June 30, 2021, the fair value of the real estate investment was determined based on the expected sale price per the contract using the following input levels (dollars in thousands):

	Carrying and Fair Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Non-Financial Assets:
Long-lived assets - Opop Tower and Lofts, St Louis, MO	$3,000	$—	$3,000	$—

NOTE 13—COMMITMENT AND CONTINGENCIES
From time to time, the Company and/or its subsidiaries are parties to legal proceedings that arise in the ordinary course of business, and in particular, personal injury claims involving the operations of the Company's properties. Although management believes that the primary and umbrella insurance coverage maintained with respect to such properties is sufficient to cover claims for compensatory damages, many of these personal injury claims also assert claims for exemplary (i.e punitive) damages. Generally, insurance does not cover claims for punitive or exemplary damages.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

NOTE 13—COMMITMENT AND CONTINGENCIES (continued)
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
In December 2022, a personal injury lawsuit in which the Company and others were defendants settled - the Company’s insurance carrier paid the plaintiff $850,000.
The Company maintains a non-contributory defined contribution pension plan covering eligible employees and officers. Contributions by the Company are made through a money purchase plan, based upon a percent of qualified employees' total salary as defined therein. Pension expense approximated $424,000 and $423,000 during the years ended December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, $125,000 and $23,000, respectively, remains unpaid and is included in accounts payable and accrued liabilities on the consolidated balance sheets.
At December 31, 2022, the Company is the carve-out guarantor with respect to mortgage debt in principal amount of $401,225,000 at seventeen multi-family properties.

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
As of December 31, 2022 and 2021, the Company did not have any outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.
The following table presents the effect of the Company's derivative financial instrument on the consolidated statements of comprehensive income (loss) for the year ended December 31, 2021 (dollars in thousands):

Year ended December 31,
2021
Amount of loss recognized on derivative in Other Comprehensive Income	$(1)
Amount of gain reclassified from Accumulated Other Comprehensive (loss) income into Interest Expense	$(12)
Total amount of Interest expense presented in the Consolidated Statement of Operations	$6,757

During the year ended December 31, 2021, the Company accelerated the reclassification of losses of $12,000 from other comprehensive income to earnings as a result of the hedged forecasted transaction becoming probable not to occur.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

NOTE 15—QUARTERLY FINANCIAL DATA (Unaudited)

	2022
	1st Quarter Jan - March	2nd Quarter April - June	3rd Quarter July - September	4th Quarter Oct - Dec	Total For Year
Revenues:
Rental and other revenue	$11,430	$14,683	$21,691	$22,711	$70,515
Other income	4	2	6	—	12
Total revenues	11,434	14,685	21,697	22,711	70,527
Expenses:
Real estate operating expenses	4,753	6,348	9,195	10,262	30,558
Interest expense	2,021	2,912	5,061	5,520	15,514
General and administrative	3,633	3,533	3,673	3,815	14,654
Depreciation	3,606	5,010	8,165	8,031	24,812
Total expenses	14,013	17,803	26,094	27,628	85,538
Total revenues less total expenses	(2,579)	(3,118)	(4,397)	(4,917)	(15,011)
Equity in earnings (loss) of unconsolidated joint ventures	1,230	(50)	135	580	1,895
Equity in earnings from sale of unconsolidated joint venture properties	12,961	40,098	11,472	—	64,531
Gain on sale of real estate	6	—	—	—	6
Casualty loss	—	—	—	(850)	(850)
Insurance recovery of casualty loss	—	—	—	850	850
Gain on sale of partnership interest		—	—	—	—
Gain on insurance recoveries		—	62	—	62
Loss on extinguishment of debt	—	(563)	—	—	(563)
Income (loss) from continuing operations	11,618	36,367	7,272	(4,337)	50,920
Provision for taxes	74	724	178	(155)	821
Net income (loss) from continuing operations, net of taxes	11,544	35,643	7,094	(4,182)	50,099
(Income) attributable to non-controlling interests	(36)	(36)	(35)	(37)	(144)
Net income (loss) attributable to common stockholders	$11,508	$35,607	$7,059	$(4,219)	49,955

Basic and diluted and per share amounts attributable to common stockholders
Basic income (loss) per share	$0.62	$1.91	$0.37	$(0.22)	$2.67
Diluted income (loss) per share	$0.62	$1.91	$0.37	$(0.22)	$2.66

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

NOTE 15—QUARTERLY FINANCIAL DATA (Unaudited) (Continued)

	2021
	1st Quarter Jan - March	2nd Quarter April - June	3rd Quarter July - September	4th Quarter Oct - Dec	Total For Year
Revenues:
Rental and other revenue	$7,095	$6,958	$7,709	$10,279	$32,041
Other income	4	3	5	4	16
Total revenues	7,099	6,961	7,714	10,283	32,057
Expenses:
Real estate operating expenses	3,117	3,166	3,404	4,515	14,202
Interest expense	1,660	1,609	1,535	1,953	6,757
General and administrative	3,114	3,154	3,114	3,239	12,621
Impairment charge	—	520	—	—	520
Depreciation	1,537	1,416	1,787	3,285	8,025
Total expenses	9,428	9,865	9,840	12,992	42,125
Total revenues less total expenses	(2,329)	(2,904)	(2,126)	(2,709)	(10,068)
Equity in (loss) earnings of unconsolidated joint ventures	(1,345)	(492)	(4,196)	1,825	(4,208)
Equity in earnings from sale of unconsolidated joint venture properties	—	—	34,982	—	34,982
Gain on sale of real estate	—	7,279	414	—	7,693
Gain on sale of partnership interest	—	2,244	—	388	2,632
Loss on extinguishment of debt	—	—	(902)	(673)	(1,575)
(Loss) income from continuing operations	(3,674)	6,127	28,172	(1,169)	29,456
Provision for taxes	57	67	31	51	206
(Loss) income from continuing operations, net of taxes	(3,731)	6,060	28,141	(1,220)	29,250
(Income) attributable to non-controlling interests	(34)	(33)	(35)	(34)	(136)
Net (loss) income attributable to common stockholders	$(3,765)	$6,027	$28,106	$(1,254)	29,114

Basic and per share amounts attributable to common stockholders
Basic (loss) income per share	$(0.22)	$0.34	$1.55	$(0.08)	$1.63
Diluted (loss) income per share	$(0.22)	$0.34	$1.54	$(0.08)	$1.62

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

NOTE 16—SUBSEQUENT EVENTS
Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of December 31, 2022 that warrant additional disclosure have been included in the notes to the consolidated financial statements.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2022
(Dollars in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount At Which Carried at December 31, 2022						Depreciation Life
Description	Encumbrances	Land	Buildings and Improvements	Land	Improvements	Carrying Costs	Land	Buildings and Improvements	Total (a)	Accumulated Depreciation	Date of Construction	Date Acquired
Commercial
Yonkers, NY.	$—	—	$4,000	—	$320	—	—	$4,320	$4,320	$2,419	(b)	Aug-2000	39 years
Multi-Family Residential
North Charleston, SC	—	2,435	18,970	—	1,658	—	2,435	20,628	23,063	7,473	2010	Oct-2012	30 years
Decatur, GA	—	1,698	8,676	—	2,425	—	1,698	11,101	12,799	4,198	1954	Nov-2012	30 years
Columbus, OH	8,733	1,372	12,678	—	827	—	1,372	13,505	14,877	4,476	1999	Nov-2013	30 years
Pensacola, FL	—	2,758	25,192	—	1,686	—	2,758	26,878	29,636	7,625	2008	Dec-2014	30 years
San Marcos, TX	16,262	2,303	17,605	—	170	—	2,303	17,775	20,078	2,472	2014	Oct-2019	30 years
LaGrange, GA	—	832	21,969	—	924	—	832	22,893	23,725	5,844	2009	Nov-2015	30 years
Fredericksburg, VA	26,184	7,540	33,196	—	1,135	—	7,540	34,331	41,871	6,211	2005	Jul-2018	30 years
Nashville, TN	52,000	6,172	77,532	—	695	—	6,172	78,227	84,399	4,067	2017	Sept -2021	30 years
Greenville, SC	26,425	4,033	34,052	—	484	—	4,033	34,536	38,569	1,653	1998	Oct-2021	30 years
Nashville, TN	37,680	9,679	29,114	—	1,462	—	9,679	30,576	40,255	1,255	1985	Dec-2021	30 years
San Antonio, TX	27,000	3,336	33,437	—	18	—	3,336	33,455	36,791	1,053	2018	March-2022	30 years
Creve Coeur, MO	29,700	5,466	30,826	—	118	—	5,466	30,944	36,410	915	2019	April-2022	30 years
Tallahassee, FL	21,436	3,398	27,167	—	171	—	3,398	27,338	30,736	732	1997	May-2022	30 years
Huntsville, AL	18,952	1,959	20,079	—	404	—	1,959	20,483	22,442	487	1992	May-2022	30 years
Boerne, TX	7,842	1,289	12,852	—	174	—	1,289	13,026	14,315	301	2008	May-2022	30 years
Macon, GA	10,265	2,866	16,423	—	65	—	2,866	16,488	19,354	322	1989	June-2022	30 years
Southaven, MS	27,194	3,646	45,554	—	477	—	3,646	46,031	49,677	930	2003	July-2022	30 years
Southaven, MS	29,875	3,847	46,452	—	584	—	3,847	47,036	50,883	956	2006	July-2022	30 years
Wilmington, NC	23,160	3,468	37,311	—	222	—	3,468	37,533	41,001	759	2003	July-2022	30 years
Trussville, AL	32,250	4,095	42,943	—	242	—	4,095	43,185	47,280	683	2007	July-2022	30 years
Madison, AL	15,000	2,054	22,023	—	240	—	2,054	22,263	24,317	364	1992	Aug-2022	30 years
Total	$409,958	$74,246	$618,051	$—	$14,501	$—	$74,246	$632,552	$706,798	$55,195

Index
BRT REALTY TRUST AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2022
(Dollars in thousands)

Notes to the schedule:

(a)	Total real estate properties	$706,798
	Less: Accumulated depreciation	(55,195)
	Net real estate properties	$651,603
(b)	Information not readily obtainable.

A reconciliation of real estate properties is as follows:

	2022	2021
Balance at beginning of year	$297,929	$160,192
Additions:
Acquisitions	370,513	160,583
Capital improvements	6,295	1,308
Capitalized development expenses and carrying costs	—	—
	376,808	161,891
Deductions:
Sales	4,379	16,927
Depreciation	18,755	7,227
Impairment Charge	—	—
Reconciliation of partnership interest	—	—
	23,134	24,154
Balance at end of year	$651,603	$297,929