Form 10-Q
period 2023-03-31
BRT Apartments Corp.
filed 2023-05-08
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

19,179,905 Shares of Common Stock,
par value $0.01 per share, outstanding on May 1, 2023

2

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

Item 1. Financial Statements

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	March 31, 2023	December 31, 2022
	(unaudited)	(audited)
ASSETS
Real estate properties, net of accumulated depreciation and amortization of $61,480 and $55,195	$647,476	$651,603
Investments in unconsolidated joint ventures	41,163	42,576
Cash and cash equivalents	15,252	20,281
Restricted cash	830	872
Other assets	14,980	16,786
Total Assets	$719,701	$732,118
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $4,655 and $4,166	$423,820	$403,792
Junior subordinated notes, net of deferred costs of $272 and $277	37,128	37,123
Credit facility, net of deferred costs of $— and $498	—	18,502
Accounts payable and accrued liabilities	15,419	22,631
Total Liabilities	476,367	482,048

Commitments and contingencies
Equity:
BRT Apartments Corp. stockholders' equity:
Preferred shares $0.01 par value 2,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized; 18,191 and 18,006 shares outstanding	182	180
Additional paid-in capital	276,034	273,863
Accumulated deficit	(32,900)	(23,955)
Total BRT Apartments Corp. stockholders’ equity	243,316	250,088
Non-controlling interest	18	(18)
Total Equity	243,334	250,070
Total Liabilities and Equity	$719,701	$732,118

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except shares and per share data)

	Three Months Ended March 31,
	2023	2022
Revenues:
Rental and other revenue from real estate properties	$22,939	$11,430
Other income	—	4
Total revenues	22,939	11,434
Expenses:
Real estate operating expenses - including $6 and $11 to related parties	10,434	4,753
Interest expense	5,483	2,021
General and administrative - including $173 and $246 to related parties	4,055	3,633
Depreciation and amortization	8,008	3,606
Total expenses	27,980	14,013
Total revenues less total expenses	(5,041)	(2,579)
Equity in earnings of unconsolidated joint ventures	815	1,230
Equity in earnings from sale of unconsolidated joint ventures properties	—	12,961
Gain on sale of real estate	—	6
Gain on insurance recoveries	240	—
(Loss) income from continuing operations	(3,986)	11,618
Income tax provision	76	74
(Loss) income from continuing operations, net of taxes	(4,062)	11,544
Net income attributable to non-controlling interest	(36)	(36)
Net (loss) income attributable to common stockholders	$(4,098)	$11,508

Weighted average number of shares of common stock outstanding:
Basic	18,064,301	17,561,802
Diluted	18,064,301	17,654,349

Per share amounts attributable to common stockholders:
Basic and diluted	$(0.21)	$0.62

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balances, December 31, 2022	$180	$273,863	$(23,955)	$(18)	$250,070
Distributions - common stock - $0.25 per share	—	—	(4,847)	—	(4,847)
Restricted stock and restricted stock units vesting	2	(2)	—	—	—
Compensation expense - restricted stock and restricted stock units	—	1,410	—	—	1,410
Shares issued through DRIP	—	763	—	—	763
Net (loss) income	—	—	(4,098)	36	(4,062)
Balances, March 31, 2023	$182	$276,034	$(32,900)	$18	$243,334

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balances, December 31, 2021	$173	$258,161	$(55,378)	$(5)	$202,951
Distributions - common stock - $0.22 per share	—	—	(4,305)	—	(4,305)
Restricted stock vesting	2	(2)	—	—	—
Compensation expense - restricted stock and restricted stock units	—	974	—	—	974
Shares issued through equity offering program, net	1	3,037	—	—	3,038
Net income	—	—	11,508	36	11,544
Balances, March 31, 2022	$176	$262,170	$(48,175)	$31	$214,202

See accompanying notes to consolidated financial statements

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(4,062)	$11,544
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	8,008	3,606
Amortization of deferred financing costs	252	52
Amortization of debt fair value adjustment	157	(89)
Amortization of restricted stock and restricted stock units	1,410	974
Equity in earnings of unconsolidated joint ventures	(815)	(1,230)
Equity in earnings from sale of real estate of unconsolidated joint venture properties	—	(12,961)
Gain on sale of real estate	—	(6)
Increases and decreases from changes in other assets and liabilities:
Decrease in other assets	(2,538)	(1,071)
Decrease (increase) in accounts payable and accrued liabilities	528	(350)
Net cash provided by operating activities	2,940	469

Cash flows from investing activities:
Improvements to real estate properties	(2,158)	(802)
Purchase of investment in joint ventures	—	(8,288)
Proceeds from the sale of real estate	—	4,385
Distributions from unconsolidated joint ventures	2,228	19,796
Contributions to unconsolidated joint ventures	—	(2,122)
Net cash provided by investing activities	70	12,969

Cash flows from financing activities:
Proceeds from mortgages payable	21,173	—
Mortgage payoffs	—	(14,558)
Mortgage principal payments	(813)	(410)
Repayment of credit facility	(19,000)	—
Increase in deferred financing costs	(683)	—
Dividends paid	(9,521)	(4,198)
Proceeds from the sale of common stock	—	3,038
Proceeds from issuance of DRP shares	763	—
Net cash used in financing activities	(8,081)	(16,128)

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2023	2022
Net decrease in cash, cash equivalents and restricted cash:	(5,071)	(2,690)
Cash, cash equivalents and restricted cash at beginning of period	21,153	38,921
Cash, cash equivalents and restricted cash at end of period	$16,082	$36,231

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,094	$2,021
Cash paid for income taxes	$8	$1

Consolidation on buyout of partnership interests:
Increase in real estate assets	$—	$(36,802)
Increase in other assets	—	(1,784)
Increase in mortgage payable	—	27,062
Increase in deferred loan costs	—	(364)
Increase in accounts payable and accrued liabilities	—	761
Decrease in investment in unconsolidated joint ventures	—	2,839
	$—	(8,288)

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

	March 31,
	2023	2022
Cash and cash equivalents	$15,252	$29,688
Restricted cash	830	6,543
Total cash, cash equivalents and restricted cash, shown in consolidated statement of cash flows	$16,082	$36,231

BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2023

Note 1 – Organization and Background

BRT Apartments Corp. (the "Company" or "BRT"), a Maryland corporation, owns, operates and, to a lesser extent, holds interest in joint ventures that own multi-family properties. The Company conducts its operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes.
These multi-family properties may be wholly owned by the Company (including its consolidated subsidiaries) or by unconsolidated joint ventures in which the Company generally contributes a significant portion of the equity. At March 31, 2023, the Company: (i) wholly owns 21 multi-family properties located in eleven states with an aggregate of 5,420 units and a carrying value of $645,564,000; (ii) has interests, through unconsolidated entities, in eight multi-family properties located in four states with an aggregate of 2,781 units with a carrying value of $37,660,000; and (iii) own other assets, through consolidated and unconsolidated subsidiaries, with a carrying value of $5,415,000. These 29 multi-family properties are located in 11 states; most of the properties are located in the Southeast United States and Texas.

Note 2 – Basis of Preparation

The accompanying interim unaudited consolidated financial statements, reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for such interim periods. The results of operations for the three months ended March 31, 2023 and 2022, are not necessarily indicative of the results for the full year. The consolidated audited balance sheet as of December 31, 2022, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States ("GAAP"). Accordingly, these unaudited statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022 (the "Annual Report") filed with the Securities and Exchange Commission ("SEC").
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

Note 3 - Equity

Equity Distribution Agreements

Effective as of March 18, 2022, the Company entered into equity distribution agreements with three sales agents to sell up to $40,000,000 of its common stock from time-to-time in an at-the-market offering. During the three months ended March 31, 2023, the Company did not sell any shares. During the three months ended March 31, 2022, the Company sold 136,279 shares (at an average per share price of $22.61), for an aggregate sales price of $3,082,000, before commissions and fees of $44,000.
Common Stock Dividend Distribution
The Company declared a quarterly cash distribution of $0.25 per share, payable on April 4, 2023 to stockholders of record on March 27, 2023.

Dividend Reinvestment Plan

The Dividend Reinvestment Plan (the “DRP”) which has been in effect since July, 2022, among other things, provides stockholders with the opportunity to reinvest all or a portion of their cash dividends paid on the Company’s common stock in additional shares of its common stock, at a discount, determined in the Company’s sole discretion, of up to 5% from the market price for the common stock (as such price is calculated pursuant to the DRP). The discount from the market price is currently 3%. In the three months ended March 31, 2023, we issued 40,218 shares in lieu of cash dividends of $763,000.
Stock Based Compensation

In 2022, the Company's board of directors adopted, and the stockholders' approved, the 2022 Incentive Plan (the "2022 Plan"). This plan permits the Company to grant: (i) stock options, restricted stock, restricted stock units, performance shares awards and any one or more of the foregoing, for up to a maximum of 1,000,000 shares; and (ii) cash settled dividend equivalent rights in tandem with the grant of restricted stock units and certain performance based awards. As of March 31, 2023, 623,617 shares are available for issuance pursuant to awards under the 2022 Plan. Awards to acquire 789,595 shares of common stock are outstanding under the 2020 Incentive Plan and the 2018 Incentive Plan (collectively the "Prior Plans") and no further awards may be made pursuant to the Prior Plans.

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
Expense is recognized on the RSU's which the Company expects to vest over the applicable vesting period. For the three months ended March 31, 2023 and 2022, the Company recorded $514,000 and $250,000, respectively, of compensation expense related to the amortization of unearned compensation with respect to the RSUs issued under the 2020 and 2022 Incentive Plans. At March 31, 2023 and December 31, 2022, $3,111,000 and $4,269,000 of compensation expense, respectively, has been deferred and will be charged to expense over the remaining vesting periods.
Restricted Stock
In January 2023 and 2022, the Company granted 163,914 and 158,973 shares, respectively, of restricted stock pursuant to the 2022 and 2020 Plan. As of March 31, 2023, an aggregate of 953,509 shares of unvested restricted stock are outstanding pursuant to the 2022 Plan and Prior Plans. The shares of restricted stock vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For financial statement purposes, the restricted stock is not included in the outstanding shares shown on the consolidated balance sheets until they vest, but is included in the earnings per share computation.
For the three months ended March 31, 2023 and 2022, the Company recorded $896,000 and $724,000, respectively, of compensation expense related to the amortization of unearned compensation with respect to the restricted stock awards. At March 31, 2023 and December 31, 2022, $9,976,000 and $7,728,000, respectively, has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods of these restricted stock awards. The weighted average remaining vesting period of these shares of restricted stock is 3.0 years.
Stock Buyback
On September 13, 2021, the Board of Directors approved a stock repurchase plan authorizing the Company, effective as of October 1, 2021, to repurchase up to $5,000,000 of shares of common stock through December 31, 2023. During the three months ended March 31, 2023 and 2022, the Company did not repurchase any shares of common stock.
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
The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator for basic and diluted earnings per share:
Net (loss) income	$(4,062)	$11,544
Deduct net income attributable to non-controlling interests	(36)	(36)
Deduct (loss) earnings allocated to unvested restricted stock	260	(574)
Net (loss) income available for common stockholders: basic and diluted	$(3,838)	$10,934

Denominator for basic earnings per share:
Weighted average number of common shares outstanding	18,064,301	17,561,802
Effect of dilutive securities:
RSUs (1)	—	92,547
Denominator for diluted earnings per share:
Weighted average number of shares	18,064,301	17,654,349

(Loss) earnings per common share, basic	$(0.21)	$0.62
(Loss) earnings per common share, diluted	$(0.21)	$0.62

(1) At March 31, 2023, excludes 35,206 shares subject to RSU's as their effect would have been anti-dilutive.

Note 4 - Leases

Lessor Accounting

The Company owns a commercial building leased to two tenants under operating leases expiring from 2028 to 2035, with tenant options to extend the leases. Revenues from such leases are reported as rental income, net, and are comprised of (i) lease components, which includes fixed lease payments and (ii) non-lease components, which includes reimbursements of property level operating expenses. The Company does not separate non-lease components from the related lease components, as the timing and pattern of transfer are the same, and accounts for the combined component in accordance with ASC 842.

Lessee Accounting

The Company is a lessee under a ground lease in Yonkers, NY which is classified as an operating lease. The ground lease expires September 30, 2024 and provides for one 21-year renewal option. As of March 31, 2023, the remaining lease term, including the renewal option deemed exercised, is 22.5 years.

The Company is a lessee under a corporate office lease in Great Neck, New York, which is classified as an operating lease. The lease expires on December 31, 2031 and provides a five-year renewal option. As of March 31, 2023, the remaining lease term, including renewal options deemed exercised, is 13.8 years.

As of March 31, 2023, the Company's Right of Use ("ROU") assets and lease liabilities were $2,324,000 and $2,433,000, respectively. As of December 31, 2022, the Company's ROU assets and lease liabilities were $2,371,000 and $2,472,000, respectively.

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

Note 5 ‑ Real Estate Properties

Real estate properties, consists of the following (dollars in thousands):

	March 31, 2023	December 31, 2022
Land	$74,246	$74,246
Building	617,041	617,041
Building improvements	17,669	15,511
Real estate properties	708,956	706,798
Accumulated depreciation	(61,480)	(55,195)
Total real estate properties, net	$647,476	$651,603

A summary of real estate properties owned is as follows (dollars in thousands):

	December 31, 2022 Balance	Improvements	Depreciation	March 31, 2023 Balance
Multi-family	$649,701	$2,120	$(6,257)	$645,564
Retail shopping center and other	1,902	38	(28)	1,912
Total real estate properties	$651,603	$2,158	$(6,285)	$647,476

Contract to Acquire a Property

On March 8, 2023, we entered into an agreement to acquire a 238-unit multifamily property constructed in 2019 and located in Richmond, VA, for a purchase price of approximately $62,500,000. The purchase price includes the assumption of approximately $32,000,000 of mortgage debt bearing an interest rate of 3.34% and maturing in 2061. The purchase is subject to the satisfaction of various conditions, including the completion, to our satisfaction, of its due diligence investigation, as well as the approval by the mortgage lender of our assumption of the mortgage debt. We anticipate that this transaction will be completed by year end 2023, although we can provide no assurance that this transaction will be completed.
Property Acquisition - Prior Year
On March 23, 2022, the Company completed the purchase of its partners' remaining 28.1% interest in Verandas at Alamo, San Antonio, TX, for a purchase price of $8,721,000, with a mortgage debt in principal amount of $27,000,000 with a fixed rate of 3.64% and interest only until October 2024 and a maturity of December 2029. As a result of this purchase, this property is wholly-owned and is included in the Company's consolidated balance sheet.

Note 6 - Restricted Cash
Restricted cash represents funds held for specific purposes and are therefore not available for general corporate purposes. The restricted cash reflected on the consolidated balance sheets represents funds that are held by the Company specifically for capital improvements at certain multi-family properties owned by unconsolidated joint ventures.

Note 7 – Investment in Unconsolidated Ventures

At March 31, 2023 and December 31, 2022, the Company held interests in unconsolidated joint ventures that own eight multi-family properties (the "Unconsolidated Properties") and a property in development. The condensed balance sheets below present information regarding such properties (dollars in thousands):

	March 31, 2023	December 31, 2022
ASSETS
Real estate properties, net of accumulated depreciation of $62,273 and $66,945	$282,329	$318,304
Cash and cash equivalents	6,909	6,591
Other assets	37,563	35,372
Real estate property held for sale	33,970	—
Total Assets	$360,771	$360,267

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $1,367 and $1,421	$259,482	$255,261
Accounts payable and accrued liabilities	5,684	8,222
Total Liabilities	265,166	263,483
Commitments and contingencies
Equity:
Total unconsolidated joint venture equity	95,605	96,784
Total Liabilities and Equity	$360,771	$360,267

BRT's interest in joint venture equity	$41,163	$42,576

At the indicated dates, real estate properties of the unconsolidated joint ventures consist of the following (dollars in thousands):

	March 31, 2023	December 31, 2022
Land	$46,331	$59,404
Building	291,473	315,400
Building improvements	6,798	10,445
Real estate properties	344,602	385,249
Accumulated depreciation	(62,273)	(66,945)
Total real estate properties, net	$282,329	$318,304

At March 31, 2023 and December 31, 2022, the weighted average interest rate on the mortgages payable is 4.07% and 3.99%, respectively, and the weighted average remaining term to maturity is 5.8 years and 6.1 years, respectively.

The condensed income statements below present information regarding the Unconsolidated Properties (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Revenues:
Rental and other revenue	$12,132	$25,231
Total revenues	12,132	25,231

Expenses:
Real estate operating expenses	5,675	11,169
Interest expense	2,455	6,026
Depreciation	2,707	6,636
Total expenses	10,837	23,831
Total revenues less total expenses	1,295	1,400
Other equity earnings	113	55
Gain on insurance recoveries	65	515
Gain on sale of real estate	—	23,652
Loss on extinguishment of debt	—	(30)
Net income from joint ventures	$1,473	$25,592

BRT's equity in earnings and equity in earnings from sale of unconsolidated joint venture properties	$815	$14,191

Contract to sell property

On March 13, 2023, the unconsolidated joint venture that owns Chatham Court and Reflections, a 494 unit multi-family property located in Dallas and in which the Company has a 50% interest entered into a contract to sell the property. The contract sales price is $73,000,000 and the Company estimates that its share of the (i) gain will be approximately $14,600,000 and (ii) early extinguishment of debt charge will be approximately $167,000. This property is reflected as held for sale at March 31, 2023. The Company anticipates that this sale will be completed in the quarter ending June 30, 2023.

Note 8 – Debt Obligations

Debt obligations consist of the following (dollars in thousands):

	March 31, 2023	December 31, 2022
Mortgages payable	$428,475	$407,958
Junior subordinated notes	37,400	37,400
Credit facility	—	19,000
Deferred financing costs	(4,927)	(4,941)
Total debt obligations, net of deferred costs	$460,948	$459,417

Mortgages Payable

At March 31, 2023, the weighted average interest rate on the Company's mortgages payable was 4.02% and the weighted average remaining term to maturity is 7.8 years. For the three months ended March 31, 2023 and 2022, interest expense, which includes amortization of deferred financing costs, was $4,546,000 and $1,763,000, respectively.

On February 24, 2023, we obtained mortgage debt of $21,173,000 on our Silvana Oaks- North Charleston, SC multi-family property, such mortgage debt matures in March 2033, bears an interest rate of 4.55% and is interest only for the term of the mortgage.

Credit Facility

The Company's amended credit facility with an affiliate of Valley National Bank ("VNB"), allows the Company to borrow, subject to compliance with borrowing base requirements and other conditions, up to $60,000,000. The facility can be used to facilitate the acquisition of multi-family properties, repay mortgage debt secured by multi-family properties and for operating expenses (i.e.,working capital (including dividend payments)); provided that no more than $25,000,000 may be used for operating expenses. The facility is secured by the cash available at VNB and the Company's pledge of the interests in the entities that own the properties. The interest rate in effect as of March 31, 2023 is 8.00%. There is an unused facility fee of 0.25% per annum. At March 31, 2023, the Company is in compliance in all material respects with its obligations under the facility.

At March 31, 2023, there was no outstanding balance on the facility and at December 31, 2022 the outstanding balance was $19,000,000. At March 31, 2023 and December 31, 2022, $60,000,000 and $41,000,000, respectively, was available to be borrowed. At May 1, 2023, there was no outstanding balance on the facility and $60,000,000 available to be borrowed. Interest expense for the three months ended March 31, 2023 and 2022, which includes amortization of deferred financing costs and unused fees, was $300,000 and $45,000, respectively. Deferred financing costs of $445,000 and $498,000, are recorded in on the Consolidated balance sheets at March 31, 2023 and December 31, 2022, respectively.

Junior Subordinated Notes

At March 31, 2023 and December 31, 2022, the outstanding principal balance of the Company's junior subordinated notes was $37,400,000, before deferred financing costs of $272,000 and $277,000, respectively. The interest rate on the outstanding balance resets quarterly and is based on three months LIBOR + 2.00%. The rate in effect at March 31, 2023 and 2022 was 6.80% and 2.30%, respectively. The notes mature April 30, 2036. The interest rate that will be in effect for the three months ending July 31, 2023 is 7.30%.

The junior subordinated notes require interest only payments through the maturity date of April 30, 2036, at which time repayment of the outstanding principal and unpaid interest become due. Interest expense for the three months ended March 31, 2023 and 2022, which includes amortization of deferred financing costs, was $637,000 and $212,000, respectively.

Note 9 – Related Party Transactions
The Company has retained certain of its executive officers and Fredric H. Gould, a director, among other things, to participate in the Company's multi-family property analysis and approval process (which includes service on an investment committee), provide investment advice, and provide long-term planning and consulting with executives and employees with respect to other business matters, as required. The aggregate fees incurred for these services in each of the three months ended March 31, 2023 and 2022 were $385,000 and $367,000, respectively.

Management of certain properties owned by the Company and certain joint venture properties is provided by Majestic Property Management, Corp. ("Majestic Property"), a company wholly owned by Fredric H. Gould. Certain of the Company's officers and directors are also officers and directors of Majestic Property. Majestic Property may also provide real estate brokerage and construction supervision services to these properties. These fees amounted to $6,000 and $11,000 for the three months ended March 31, 2023 and 2022, respectively.

Pursuant to a shared services agreement between the Company and several affiliated entities, including Gould Investors
L.P. ("Gould Investors"), the owner and operator of a diversified portfolio of real estate and other assets, and One Liberty Properties, Inc., a NYSE listed equity REIT, (i) the services of the part- time personnel that perform certain executive, administrative, legal, accounting and clerical functions and (ii) certain facilities and other resources, are provided to the Company. The allocation of expenses for the facilities, personnel and other resources shared by, among others, the Company and Gould Investors, is computed in accordance with such agreement and is included in general and administrative expense on the consolidated statements of operations. During the three months ended March 31, 2023 and 2022, allocated general and administrative expenses reimbursed by the Company to Gould Investors pursuant to the shared services agreement aggregated $172,000 and $246,000, respectively. Jeffrey A. Gould and Matthew J. Gould, executive officers and directors of the Company are executive officers of Georgetown Partners, LLC, the managing general partner of Gould Investors.

Note 10 – Fair Value Measurements

The Company estimates the fair value of financial assets and liabilities based on the framework established in fair value accounting guidance. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy described below prioritizes inputs to the valuation techniques used in measuring the fair value of assets and liabilities. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring the most observable inputs to be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

• Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets and liabilities in active markets
• Level 2— inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
• Level 3— inputs to the valuation methodology are unobservable and significant to fair value.

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

Junior subordinated notes: At March 31, 2023 and December 31, 2022, the estimated fair value of the notes is lower than their carrying value by approximately $4,487,000 and $4,695,000, respectively, based on a market interest rate of 8.53% and 7.91%, respectively.

Mortgages payable: At March 31, 2023, the estimated fair value of the Company’s mortgages payable is lower than their carrying value by approximately $28,532,000, assuming market interest rates between 4.48% and 5.83%. At December 31, 2022, the estimated fair value of the Company's mortgages payable was greater than their carrying value by approximately $37,500,000, assuming market interest rates between 5.18% and 6.23%. Market interest rates were determined using rates which the Company believes reflects institutional lender yield requirements at the balance sheet dates.

Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value. The fair value of debt obligations are considered to be Level 2 valuations within the fair value hierarchy.

Note 11 – Commitments and Contingencies

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

Note 12 – Subsequent Events

Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of March 31, 2023, that warrant additional disclosure, have been included in the notes to the consolidated financial statements.

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
•risks associated with the stock ownership restrictions of the Internal Revenue Code of 1986, as amended (the "Code") for REITs and the stock ownership limit imposed by our charter; and
•the other factors described in our Annual Report on Form 10-K for the year ended December 31, 2022( the "Annual Report")including those set forth in such report under the captions "Item 1. Business," "Item 1A. Risk Factors," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".
We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this report. Except to the extent otherwise required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the filing of this report or to reflect the occurrence of unanticipated events thereafter.

Overview
We are an internally managed real estate investment trust, also known as a REIT, that owns, operates and, to a lesser extent, holds interests in joint ventures that own and operate multi-family properties. At March 31, 2023, we: (i) wholly-own 21 multi-family properties with an aggregate of 5,420 units and a carrying value of $645.6 million; (ii) have ownership interests, through unconsolidated entities, in eight multi-family properties with 2,781 units and a carrying value of our net equity investment $37.7 million; and (iii) own other assets, through consolidated and unconsolidated subsidiaries, with a carrying value of $5.4 million. The 29 properties are located in 11 states; most of the properties are located in the Southeast United States and Texas.

Challenges and Uncertainties as a Result of the Volatile Economic Environment

As more fully described in our Annual Report, and in particular, the sections thereof entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", we face challenges due to the volatile economic environment.

Activities During the Three Months Ended March 31, 2023

Mortgage Financing and Credit Line Paydown

On February 24, 2023, we obtained mortgage debt of $21.2 million on our Silvana Oaks-North Charleston, SC multi-family property. Such mortgage debt matures in March 2033, bears interest of 4.45% and is interest only for the term of the mortgage. We used the proceeds of this financing to pay off the outstanding $19 million balance on our credit facility.

Joint Venture - Contract to sell a property
On March 13, 2023, the unconsolidated joint venture that owns Chatham Court and Reflections, a 494 unit multi-family property located in Dallas, TX, and in which we have a 50% interest, entered into a contract to sell such property. We estimate that our share of the gain from this sale will be approximately $14.6 million and that our share of the related early extinguishment of debt charge will be $167,000. In 2022, this property accounted for $753,000 of equity in earnings from unconsolidated joint ventures. We anticipate that the closing of this transaction, which is subject to customary closing conditions, will be completed in the quarter ending June 30, 2023, although we can provide no assurance that this transaction will be completed.
Contract to Acquire a Property
On March 8, 2023, we entered into an agreement to acquire a 238-unit multifamily property constructed in 2019 and located in Richmond, VA, for a purchase price of approximately $62.5 million. The purchase price includes the assumption of approximately $32 million of mortgage debt bearing an interest rate of 3.34% and maturing in 2061. The purchase is subject to the satisfaction of various conditions, including the completion, to our satisfaction, of its due diligence investigation, as well as the approval by the mortgage lender of our assumption of the mortgage debt. We anticipate that this transaction will be completed by year end 2023, although we can provide no assurance that this transaction will be completed.
Insurance Recoveries
In late April 2023, we received $215,000, and during the quarter ending June 30, 2023, we anticipate receiving, an additional $275,000 of insurance recoveries (net of applicable deductibles) related to an approximate $614,000 of repair and maintenance expense incurred in the six months ended March 31, 2023 (including $100,000 in the quarter ended March 31, 2023), at ten properties that incurred damage as a result of a late December 2022 storm. We anticipate that such amounts will be recorded as insurance recoveries in the quarters ending June 30, 2023 and/or September 30, 2023.

Results of Operations

Three months ended March 31, 2023 compared to three months ended March 31, 2022.
As used herein, the term "same store properties" refers to operating properties that were wholly owned for the entirety of the periods presented. For the three months ended March 31, 2023 and 2022, there were ten same store properties in our consolidated portfolio.

Revenues

The following table compares our revenues for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands):	2023	2022	Increase (Decrease)	% Change
Rental and other revenue from real estate properties	$22,939	$11,430	$11,509	100.7%
Other income	—	4	(4)	(100.0)%
Total revenues	$22,939	$11,434	$11,505	100.6%

Rental and other revenue from real estate properties

The increase was due to:

•$10.7 million from our purchase in 2022, of the interests of our joint venture partners that owned 11 multi-family properties (the "Partner Buyouts"), and
•$1.1 million at same store properties primarily due to an increase in average rental rates.
The increase was offset by a $347,000 decrease due to a decline in occupancy rates.

Expenses

The following table compares our expenses for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022	Increase (Decrease)	% Change
Real estate operating expenses	$10,434	$4,753	$5,681	119.5%
Interest expense	5,483	2,021	3,462	171.3%
General and administrative	4,055	3,633	422	11.6%
Depreciation and amortization	8,008	3,606	4,402	122.1%
Total expenses	$27,980	$14,013	$13,967	99.7%

Real estate operating expense.

The increase is due to the following changes:

•$4.9 million from the Partner Buyouts, and
•$803,000 from same store properties, including an approximate (i) $263,000 increase in insurance expense ( including approximately $70,000 related to cancellation penalties) due to the implementation, in December 2022, of the master insurance program, (ii) $238,000 of repair, maintenance and replacements and (iii) $102,000 increase in utility expense at Bells Bluff - West Nashville, TN property, primarily due to a water leak.

Interest expense.

The change is due to a:

•$2.9 million increase from the Partner Buyouts;
•$423,000 increase due to an increase on the interest rate on our junior subordinated debt which is based on three month LIBOR - we estimate that our interest expense on this debt during the quarter ending June 30, 2023, will be approximately $680,000, a $394,000 increase from the quarter ended June 30, 2022; and
•$250,000 increase due to the increase in the average outstanding balance on the credit facility to $11.4 million during the three months ended March 31, 2023. As of March 31, 2023, there is no outstanding balance on the facility.
The increase was offset by a decrease of $132,000 due to the payoff of $29.5 million of mortgage debt in 2022.

General and administrative
The increase is due primarily to a $435,000 increase in non-cash compensation expense - specifically, increases of:

•$264,000 due to the inclusion, for the entire three months ended March 31, 2023, of the amortization expense related to the performance and market based restricted stock units (the "RSUs") granted in June 2022; and
•$171,000 due to the amortization expense related to restricted stock, including $143,000 related to the restricted stock granted in January 2023 as a result of the higher fair value of the shares granted in 2023 in comparison to the value of the restricted stock granted in 2018.

Depreciation and amortization
The increase is due primarily to $5.1 million from the Partner Buyouts, offset by a $721,000 decline due to reduced depreciation related to lease intangibles.

Gain on insurance recoveries

We received a $240,000 payment during the quarter ended March 31, 2023, representing the final payment made by the insurance carrier with respect to damage we sustained at The Woodland Apartments - Boerne, TX in 2021.

Unconsolidated Joint Ventures - Results of Operations

Equity in earnings (loss) of unconsolidated joint ventures.
The table below reflects the condensed income statements of our Unconsolidated Properties. In accordance with US generally accepted accounting principles, each of the line items in the chart below (other than equity in income (loss) of unconsolidated joint ventures and equity in earnings from sale of unconsolidated joint ventures) is presented as if these properties are wholly owned by us although our equity interests in these properties ranges from 32 to 80% (see note 7 of our consolidated financial statements) (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	Increase (Decrease)	% change
Rental and other revenues from unconsolidated joint ventures	$12,132	$25,231	$(13,099)	(51.9)%

Real estate operating expense from unconsolidated joint ventures	5,675	11,169	(5,494)	(49.2)%
Interest expense from unconsolidated joint ventures	2,455	6,026	(3,571)	(59.3)%
Depreciation from unconsolidated joint ventures	2,707	6,636	(3,929)	(59.2)%
Total expenses from unconsolidated joint ventures	10,837	23,831	(12,994)	(54.5)%

Total revenues less total expenses from unconsolidated joint ventures	1,295	1,400	(105)	(7.5)%

Other equity earnings	113	55	58	105.5%
Gain on insurance recoveries from unconsolidated joint ventures	65	515	(450)	(87.4)%
Loss on extinguishment of debt from unconsolidated joint ventures	—	(30)	30	(100.0)%
Gain on sale of real estate from unconsolidated joint ventures	—	23,652	(23,652)	(100.0)%
Net income from unconsolidated joint ventures	$1,473	$25,592	$(24,119)	(94.2)%

Equity in earnings of unconsolidated joint ventures and equity in earnings from sale of unconsolidated joint venture properties	$815	$14,191	$(13,376)	(94.3)%
Set forth below is an explanation of the most significant changes in the components of the equity in earnings of unconsolidated joint ventures and equity in earnings from sale of unconsolidated joint venture properties. Same store properties at Unconsolidated Properties represent eight properties that were owned for the entirety of the periods being compared.
Rental and other revenues from unconsolidated joint ventures
The components of the decrease include:

•$10.1 million from the Partner Buyouts;
•$3.9 million from the sale in 2022 of the following properties owned by unconsolidated joint ventures: Verandas at Shavano - San Antonio, TX ("Shavano"), Retreat at Cinco Ranch - Katy, TX ("Cinco") ,The Vive - Kanapolis, NC (the "Vive"), and Waters Edge at Harbison - Columbia, SC ("Waters Edge"; collectively with Shavano, Cinco and Vive, the "2022 Sales").

Offsetting the decrease was a $868,000 increase from same store properties due to increased rental rates, net of the impact of a decrease in occupancy rates..

Real estate operating expenses from unconsolidated joint ventures

The components of the decrease are:

•$4.3 million from the Partner Buyouts; and
•$1.9 million from the 2022 Sales.

Offsetting this decrease was a $678,000 increase in such expenses at same store properties, with expenses generally increasing across most expense categories including real estate taxes and utilities and payroll.

Interest expense from unconsolidated joint ventures.
The decrease is due to the decrease in mortgage debt due to property sales and the Partner Buyouts-in particular:
•$2.5 million from the Partner Buyouts; and
•$1.0 million from the 2022 Sales.

Depreciation from unconsolidated joint ventures
The components of the decrease include:
•$2.8 million from the Partner Buyouts;
•$908,000 from the 2022 Sales (excluding Shavano).

Gain on insurance recoveries from unconsolidated joint ventures

In the three months ended March 31, 2023, we recognized a $65,000 gain on insurance recoveries from a claim filed at a property and in the three months ended March 31, 2022, we recognized $515,000 in gains primarily due to our receipt of insurance recoveries from claims on two properties located in Texas that were damaged in a February 2021 ice storm, which receipts exceeded the assets previously written-off.
Gain on sale of real estate from unconsolidated joint ventures
In the three months ended March 31, 2022, we recognized a gain on the sale of real estate of $23.7 million from the sale of Varandas at Shavano - San Antonio, TX. There was no comparative sale in the quarter ended March 31, 2023.

Liquidity and Capital Resources

We require funds to pay operating expenses and debt service obligations, acquire properties, make capital and other improvements, fund capital contributions and pay dividends. Generally, our primary sources of capital and liquidity are the operations of our multi-family properties (including distributions from the operations of our multi-family joint ventures), mortgage debt financings and re-financings, the sale of shares of our common stock pursuant to our at-the-market equity distribution program, borrowings from our credit facility and our available cash. At May 1, 2023, our available liquidity was $73.4 million, including $13.4 million of cash and cash equivalents and $60 million available under our credit facility. At May 1, 2023, the interest rate on the credit facility was 8%.
We anticipate that from April 1, 2023 through December 31, 2026, our operating expenses, $130.5 million of mortgage amortization and interest expense (including $53.2 million from unconsolidated joint ventures), $123.4 million of balloon payments with respect to mortgages maturing in 2025 and 2026, estimated capital expenditures (for 2023 only) of $8.7 million (including an estimated $2.9 million for our value add program), interest expense on our junior subordinated notes, estimated cash dividend payments of at least $71.6 million (assuming (i) the current quarterly dividend rate of $0.25 per share and (ii) 19.1 million shares outstanding), will be funded from cash generated from operations (including distributions from unconsolidated joint ventures), property sales and, to the extent available, our credit facility. Our operating cash flow and available cash is insufficient to fully fund the $123.4 million of balloon payments, and if we are unable to refinance such debt on acceptable terms, we may need to issue additional equity or dispose of properties, in each case on potentially unfavorable terms.
Our ability to acquire additional multi-family properties and implement value-add projects is limited by our available cash and our ability to (i) draw on our credit facility, (ii) obtain, on acceptable terms, mortgage debt from lenders, and (iii) raise capital from the sale of our common stock.
At March 31, 2023, we had mortgage debt of $691.2 million (including $260.8 million of mortgage principal debt of our unconsolidated subsidiaries). The mortgage debt at our: (i) consolidated subsidiaries had a weighted average interest rate of 4.02% and a weighted average remaining term to maturity of approximately 7.8 years, and (ii) at our unconsolidated subsidiaries had a weighted average interest rate of 4.07% and a remaining term to maturity of approximately 5.8 years.
Capital improvements at (i) two unconsolidated multi-family properties will be funded by approximately $830,000 of restricted cash available at March 31, 2023 and the cash flow from operations at such properties and (ii) other properties will be funded from the cash flow from operations of such properties.
Junior Subordinated Notes
As of March 31, 2023, $37.4 million (excluding deferred costs of $272,000 in principal amount of our junior subordinated notes is outstanding. These notes mature in April 2036, contain limited covenants (including covenants prohibiting us from paying dividends or repurchasing capital stock if there is an event of default (as defined therein) on these notes), are redeemable at our option and bear an interest rate, which resets and is payable quarterly, of three-month LIBOR plus 200 basis points. At March 31, 2023 and 2022, the interest rate on these notes was 6.80% and 2.30%, respectively. As noted

in our Annual Report, there is uncertainty as to whether the alternative interest rates to LIBOR contemplated by these notes will be available when LIBOR becomes unavailable in July 2023.
Credit Facility
Our credit facility with VNB New York, LLC, an affiliate of Valley National Bank (collectively, "VNB"), allows us to borrow, subject to compliance with borrowing base requirements and other conditions, up to $60 million, (i) for the acquisition of, and investment in, multi-family properties, (ii) to repay mortgage debt secured by multi-family properties and (iii) for Operating Expenses (i.e., working capital (including dividend payments) and operating expenses); provided, that not more than $25 million may be used for Operating Expenses. The credit facility is secured by cash accounts maintained by us at VNB (and we are required to maintain substantially all of our bank accounts at VNB), and the pledge of our interests in the entities that own the unencumbered multi-family properties used in calculating the borrowing base. The credit facility bears an annual interest rate, which resets daily, equal to the prime rate, with a floor of 3.50%. The interest rate in effect as of March 31, 2023 was 8%. There is an annual fee of 0.25% on the total amount committed by VNB and unused by us. The credit facility matures in September 2025. Net proceeds received from the sale, financing or refinancing of our properties are generally required to be used to repay amounts outstanding on the facility. As of May 1, 2023, there was no outstanding balance on the credit facility and $60 million is available to be borrowed thereunder.
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
At March 31, 2023, we were in compliance in all material respects with the requirements of the facility.

Other Financing Sources and Arrangements

At March 31, 2023, we are joint venture partners in unconsolidated joint ventures which own eight multi-family properties and a development project, and the distributions to us from these joint venture properties of $2.2 million in the quarter ended March 31, 2023 contributed to our liquidity and cash flow. Further, we may be required to make significant capital contributions with respect to these properties. At March 31, 2023, these joint venture properties have a net equity carrying value of $41.2 million and are subject to mortgage debt, which is not reflected on our consolidated balance sheet, of $260.8 million. Although BRT Apartments Corp. is not the obligor with respect to such mortgage debt, the loss of any of these properties due to mortgage foreclosure or similar proceedings would have a material adverse effect on our results of operations and financial condition. See note 7 to our consolidated financial statements.

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

On April 4, 2023, we paid a quarterly cash dividend of $0.25 per share.

We carefully monitor our discretionary spending. Our largest recurring discretionary expenditure has been our quarterly dividend (which was $0.25 per share of common stock, or in the approximate amount of $4.8 million, for the most recent quarter). Each quarter, our board of directors evaluates the timing and amount of our dividend based on its assessment of, among other things, our short and long- term cash and liquidity requirements, prospects, debt maturities, projections of our REIT taxable income, net income, funds from operations, and adjusted funds from operations.

Application of Critical Accounting Estimates

A complete discussion of our critical accounting estimates is included in our Annual Report. There have been no significant changes in such estimates since December 31, 2022.

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

We compute AFFO by adjusting FFO for the loss of extinguishment of debt,our straight-line rent accruals, restricted stock and RSU compensation expense, fair value adjustment of mortgage debt, gain on insurance recovery, insurance recovery from casualty loss and deferred mortgage and debt costs ( including, in each case as applicable, from our share from our unconsolidated joint ventures). Since the NAREIT White Paper only provides guidelines for computing FFO, the computation of AFFO may vary from one REIT to another.

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

The tables below provides a reconciliation of net loss determined in accordance with GAAP to FFO and AFFO on a dollar and per share basis for each of the indicated periods (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
GAAP Net (loss) income attributable to common stockholders	$(4,098)	$11,508
Add: depreciation of properties	8,008	3,606
Add: our share of depreciation in unconsolidated joint venture properties	1,376	4,318
Deduct: our share of equity in earnings from sale of unconsolidated joint venture properties	—	(12,961)
Deduct: gain on sale of real estate	—	(6)
Adjustments for non-controlling interests	(4)	(4)
NAREIT Funds from operations attributable to common stockholders	5,282	6,461

Adjustments for: straight-line rent accruals	19	6
Add: our share of loss on extinguishment of debt from unconsolidated joint venture properties	—	19
Add: amortization of restricted stock and RSU expense	1,410	974
Add: amortization of deferred mortgage and debt costs	252	77
Add: our share of deferred mortgage costs from unconsolidated joint venture properties	27	93
Add: amortization of fair value adjustment for mortgage debt	157	—
Less: gain on insurance proceeds	(240)	—
Less: our share of gain on insurance proceeds from unconsolidated joint venture properties	(30)	(386)
Adjustments for non-controlling interests	(3)	(1)
Adjusted funds from operations attributable to common stockholders	$6,874	$7,243

	Three Months Ended March 31,
	2023	2022
Net (loss) income attributable to common stockholders	$(0.21)	$0.62
Add: depreciation of properties	0.42	0.20
Add: our share of depreciation in unconsolidated joint venture properties	0.07	0.23
Deduct: our share of equity in earnings from sale of unconsolidated joint venture properties	—	(0.70)
Deduct: gain on sale of real estate	—	—
Adjustment for non-controlling interests	—	—
NAREIT Funds from operations per diluted common share	0.28	0.35

Adjustments for: straight line rent accruals	—	—
Add: our share of loss on extinguishment of debt from unconsolidated joint venture properties	—	—
Add: amortization of restricted stock and RSU expense	0.07	0.05
Add: amortization of deferred mortgage and debt costs	0.01	—
Add: our share of deferred mortgage and debt costs from unconsolidated joint venture properties	—	0.01
Add: amortization of fair value adjustment for mortgage debt	0.01	—
Less: gain on insurance proceeds	(0.01)	—
Less: our share of gain on insurance proceeds from unconsolidated joint venture properties	—	(0.02)
Adjustments for non-controlling interests	—	—
Adjusted funds from operations per diluted common share	$0.36	$0.39

Diluted shares outstanding for FFO and AFFO	19,137,577	18,570,639

Three Months Ended March 31, 2023 and 2022
FFO for the three months ended March 31, 2023 decreased from the corresponding quarter in the prior year primarily due to the increases in (i) interest expense (the result of increased usage on our credit facility and increased interest rates on our subordinated debt); (ii) general and administrative expenses (primarily non-cash compensation expense related to the amortization of restricted stock and RSU expense); and (iii) amortization of mortgage fair value adjustments related to Partner Buyouts.
AFFO for the three months ended March 31, 2023 decreased from the corresponding period in the prior year, primarily due to the increase in interest expense, the result of increased usage on our credit facility and increased interest rates on our subordinated debt.
Diluted per share FFO and AFFO were impacted in the three months ended March 31, 2023 by a 567,000 increase in the weighted average shares of common stock outstanding, primarily due to stock issuances pursuant to our at-the market offering, equity incentive program and dividend reinvestment plan.
See "Results of Operations - Three Months Ended March 31, 2023 compared to three months ended March 31, 2022", for a discussion of these changes.

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

The following table provides a reconciliation of net income attributable to common stockholders as computed in accordance with GAAP to NOI of our consolidated properties for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	Variance
GAAP Net (loss) income attributable to common stockholders	$(4,098)	$11,508	$(15,606)
Less: Other Income	—	(4)	4
Add: Interest expense	5,483	2,021	3,462
General and administrative	4,055	3,633	422
Depreciation and amortization	8,008	3,606	4,402
Provision for taxes	76	74	2
Less: Gain on sale of real estate	—	(6)	6
Equity in earnings from sale of unconsolidated joint venture properties	—	(12,961)	12,961
Gain on insurance recoveries	(240)	—	(240)
Adjust for: Equity in (earnings) of unconsolidated joint venture properties	(815)	(1,230)	415
Add: Net income attributable to non-controlling interests	36	36	—
Net Operating Income	$12,505	$6,677	$5,828
Less: Non-same store Net Operating Income	6,127	320	5,807
Same store Net Operating Income	$6,378	$6,357	$21

For the three months ended March 31, 2023, NOI increased $5.8 million from the corresponding period in 2022 primarily due to a $11.5 million increase in rental revenues offset by a $5.7 million increase in real estate operating expenses. The increase in rental revenue and real estate operating expenses were primarily due to the Partner Buyouts. Same store NOI in the three months ended March 31, 2023 increased by $21,000 from the corresponding period in 2022, due to a $823,000 increase in rental revenues (and in particular, the increase in average rental rates) offset by a $802,000 increase in real estate operating expenses. See "-Results of Operations - Three Months Ended March 31, 2023 Compared to the three Months ended March 31, 2022 " for a discussion of these changes.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

All of our mortgage debt bears interest at fixed rates. Our junior subordinated notes bear interest at the rate of three month LIBOR plus 200 basis points. At March 31, 2023, the interest rate on these notes was 6.80%. Our credit facility bears interest at the prime rate. At March 31, 2023 the interest rate on the credit facility was 8.00%. There was no balance outstanding on the credit facility at March 31, 2023. A 100 basis point increase in the rates would increase our related interest expense by approximately $374,000 annually and a 100 basis point decrease in the rates would decrease our related interest expense by $374,000 annually.

Item 4. Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based upon that evaluation, these officers concluded that as of March 31, 2023 our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

There are no material changes to the status of the litigation we disclosed in our Annual Report.

From time to time, we are party to legal proceedings that arise in the ordinary course of our business, and in particular, personal injury claims involving the operations of our properties. Although we believe that the primary and umbrella insurance coverage maintained with respect to our properties is sufficient to cover claims for compensatory damages, many of these personal injury claims also assert exemplary(i.e punitive) damages. Generally, insurance does not cover claims for exemplary damages and we may be adversely affected if claims for exemplary damages are asserted successfully. See Note 11 of our Consolidated Financial Statements.

Item 6. Exhibits

Exhibit No.	Title of Exhibits
3.2	Amended and Restated Bylaws of the Registrant effective as of December 6, 2022 (incorporated by reference to Exhibit 3.2 filed on December 6, 2022 pursuant to a Current Report on Form 8-K)
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Senior Vice President—Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Senior Vice President—Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements. XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Date File (formatted as inline XBRL and contained in Exhibit 101)
_______________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRT APARTMENTS CORP.

May 8, 2023	/s/ Jeffrey A. Gould
Jeffrey A. Gould, President and
Chief Executive Officer

May 8, 2023	/s/ George Zweier
George Zweier, Vice President
and Chief Financial Officer
(principal financial officer)