Form 10-Q
period 2023-06-30
BRT Apartments Corp.
filed 2023-08-07
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

18,860,350 Shares of Common Stock,
par value $0.01 per share, outstanding on August 1, 2023

BRT APARTMENTS CORP. AND SUBSIDIARIES

2

Explanatory Note

Unless otherwise indicated or the context otherwise requires, all references to (i) “us”, “we”, “BRT” or the “Company” refer to BRT Apartments Corp. and its consolidated and unconsolidated subsidiaries; (ii) "acquisitions" include investments in and by unconsolidated joint ventures; and (iii) "same store properties" refer to properties that we owned and operated for the entirety of the periods being compared, except for properties that are under construction, in lease-up, or are undergoing development or redevelopment. We move properties previously excluded from our same store portfolio (because they were under construction, in lease up or are in development or redevelopment) into the same store designation once they have stabilized (as described below) and such status has been reflected fully in all quarters during the applicable periods of comparison. Newly constructed, lease-up, development and redevelopment properties are deemed stabilized upon the earlier to occur of the first full calendar quarter beginning (a) 12 months after the property is fully completed and put in service and (b) attainment of at least 90% physical occupancy.

Item 1. Financial Statements

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	June 30, 2023	December 31, 2022
	(unaudited)	(audited)
ASSETS
Real estate properties, net of accumulated depreciation and amortization of $67,753 and $55,195	$643,869	$651,603
Investments in unconsolidated joint ventures	35,530	42,576
Cash and cash equivalents	31,336	20,281
Restricted cash	830	872
Other assets	16,241	16,786
Total Assets	$727,806	$732,118
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $4,438 and $4,166	$423,383	$403,792
Junior subordinated notes, net of deferred costs of $267 and $277	37,133	37,123
Credit facility, net of deferred costs of $0 and $498	—	18,502
Accounts payable and accrued liabilities	21,544	22,631
Total Liabilities	482,060	482,048

Commitments and contingencies
Equity:
BRT Apartments Corp. stockholders' equity:
Preferred shares $0.01 par value 2,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized; 17,917 and 18,006 shares outstanding	179	180
Additional paid-in capital	272,064	273,863
Accumulated deficit	(26,514)	(23,955)
Total BRT Apartments Corp. stockholders’ equity	245,729	250,088
Non-controlling interest	17	(18)
Total Equity	245,746	250,070
Total Liabilities and Equity	$727,806	$732,118

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except shares and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Rental and other revenue from real estate properties	$23,255	$14,683	$46,194	$26,113
Other income	63	2	63	6
Total revenues	23,318	14,685	46,257	26,119
Expenses:
Real estate operating expenses - including $10 and $8 to related parties for the three months ended and $16 and $19 for the six months ended	10,548	6,348	20,982	11,101
Interest expense	5,513	2,912	10,996	4,933
General and administrative - including $165 and $185 to related parties for the three months ended and $337 and $431 for the six months ended	3,848	3,533	7,903	7,166
Depreciation and amortization	7,543	5,010	15,551	8,616
Total expenses	27,452	17,803	55,432	31,816
Total revenues less total expenses	(4,134)	(3,118)	(9,175)	(5,697)
Equity in earnings (loss) of unconsolidated joint ventures	464	(50)	1,279	1,180
Equity in earnings from sale of unconsolidated joint ventures properties	14,744	40,098	14,744	53,059
Gain on sale of real estate	—	—	—	6
Insurance recovery of casualty loss	215	—	215	—
Gain on insurance recoveries	—	—	240	—
Loss on extinguishment of debt	—	(563)	—	(563)
Income from continuing operations	11,289	36,367	7,303	47,985
Income tax provision	51	724	127	798
Income from continuing operations, net of taxes	11,238	35,643	7,176	47,187
Net income attributable to non-controlling interest	(36)	(36)	(72)	(72)
Net income attributable to common stockholders	$11,202	$35,607	$7,104	$47,115

Weighted average number of shares of common stock outstanding:
Basic	18,155,062	17,671,073	18,110,508	17,616,740
Diluted	18,220,814	17,726,343	18,157,804	17,690,601

Per share amounts attributable to common stockholders:
Basic	$0.59	$1.91	$0.37	$2.54
Diluted	$0.58	$1.91	$0.37	$2.53

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balances, December 31, 2022	$180	$273,863	$(23,955)	$(18)	$250,070
Distributions - common stock - $0.25 per share	—	—	(4,847)	—	(4,847)
Restricted stock and restricted stock units vesting	2	(2)	—	—	—
Compensation expense - restricted stock and restricted stock units	—	1,410	—	—	1,410
Shares issued through DRIP	—	763	—	—	763
Net (loss) income	—	—	(4,098)	36	(4,062)
Balances, March 31, 2023	$182	$276,034	$(32,900)	$18	$243,334

Distributions - common stock - $0.25 per share	—	—	(4,816)	—	(4,816)
Compensation expense - restricted stock and restricted stock units	—	1,193	—	—	1,193
Distributions to non-controlling interests	—	—	—	(37)	(37)
Shares repurchased	(3)	(5,833)	—	—	(5,836)
Shares issues through DRIP	—	670	—	—	670
Net income	—	—	11,202	36	11,238
Balances, June 30, 2023	$179	$272,064	$(26,514)	$17	$245,746

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balances, December 31, 2021	$173	$258,161	$(55,378)	$(5)	$202,951
Distributions - common stock - $0.23 per share	—	—	(4,305)	—	(4,305)
Restricted stock vesting	2	(2)	—	—	—
Compensation expense - restricted stock and restricted stock units	—	974	—	—	974
Shares issued through equity offering program, net	1	3,037	—	—	3,038
Net income	—	—	11,508	36	11,544
Balances, March 31, 2022	$176	$262,170	$(48,175)	$31	$214,202

Distributions - common stock - $0.25 per share	—	—	(4,723)	—	(4,723)
Compensation expense - restricted stock and restricted stock units	—	1,001	—	—	1,001
Shares issued through equity offering program, net	2	3,085	—	—	3,087
Distributions to non-controlling interests	—	—	—	(60)	(60)
Net income	—	—	35,607	36	35,643
Balances, June 30, 2022	$178	$266,256	$(17,291)	$7	$249,150

See accompanying notes to consolidated financial statements

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$7,176	$47,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,551	8,616
Amortization of deferred financing costs	527	132
Amortization of debt fair value adjustment	311	(166)
Amortization of restricted stock and restricted stock units	2,603	1,975
Equity in earnings of unconsolidated joint ventures	(1,279)	(1,180)
Equity in earnings from sale of unconsolidated joint venture properties	(14,744)	(53,059)
Gain on sale of real estate	—	(6)
Loss on extinguishment of debt	—	563
Increases and decreases from changes in other assets and liabilities:
Decrease in other assets	(2,056)	(432)
Increase in accounts payable and accrued liabilities	(1,229)	(851)
Net cash provided by operating activities	6,860	2,779

Cash flows from investing activities:
Improvements to real estate properties	(4,824)	(1,807)
Purchase of investment in joint ventures	—	(42,784)
Proceeds from the sale of real estate	—	4,385
Distributions from unconsolidated joint ventures	23,191	74,670
Contributions to unconsolidated joint ventures	(122)	(3,044)
Net cash provided by investing activities	18,245	31,420

Cash flows from financing activities:
Proceeds from mortgages payable	21,173	18,953
Mortgage payoffs	—	(26,761)
Mortgage principal payments	(1,621)	(821)
Repayment of credit facility	(19,000)	—
Increase in deferred financing costs	(683)	(264)
Dividends paid	(9,521)	(8,460)
Distributions to non-controlling interests	(37)	(60)
Proceeds from the sale of common stock	—	6,125
Proceeds from issuance of DRIP shares	1,433	—
Repurchase of shares of common stock	(5,836)	—
Net cash used in financing activities	(14,092)	(11,288)

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,
	2023	2022
Net increase in cash, cash equivalents and restricted cash:	11,013	22,911
Cash, cash equivalents and restricted cash at beginning of period	21,153	38,921
Cash, cash equivalents and restricted cash at end of period	$32,166	$61,832

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$10,176	$4,826
Cash paid for income taxes	$698	$291

Consolidation on buyout of partnership interests:
Increase in real estate assets	$—	$(159,121)
Increase in other assets	—	(6,972)
Increase in mortgage payable	—	107,757
Increase in deferred loan costs	—	(2,272)
Increase in accounts payable and accrued liabilities	—	2,646
Decrease in investment in unconsolidated joint ventures	—	15,178
	$—	(42,784)

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

	June 30,
	2023	2022
Cash and cash equivalents	$31,336	$57,045
Restricted cash	830	4,787
Total cash, cash equivalents and restricted cash, shown in consolidated statement of cash flows	$32,166	$61,832

BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2023

Note 1 – Organization and Background

BRT Apartments Corp. (the "Company" or "BRT"), a Maryland corporation, owns, operates and, to a lesser extent, holds interest in joint ventures that own multi-family properties. The Company conducts its operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes.
These multi-family properties may be wholly owned by the Company (including its consolidated subsidiaries) or by unconsolidated joint ventures in which the Company generally contributes a significant portion of the equity. At June 30, 2023, the Company: (i) wholly owns 21 multi-family properties located in eleven states with an aggregate of 5,420 units and a carrying value of $641,915,000; (ii) has interests, through unconsolidated entities, in seven multi-family properties located in four states with an aggregate of 2,287 units with a carrying value of $31,902,000; and (iii) own other assets, through consolidated and unconsolidated subsidiaries, with a carrying value of $5,582,000. These 28 multi-family properties are located in 11 states; most of the properties are located in the Southeast United States and Texas.

Note 2 – Basis of Preparation

The accompanying interim unaudited consolidated financial statements, reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for such interim periods. The results of operations for the three and six months ended June 30, 2023 and 2022, are not necessarily indicative of the results for the full year. The consolidated audited balance sheet as of December 31, 2022, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States ("GAAP"). Accordingly, these unaudited statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022 (the "Annual Report") filed with the Securities and Exchange Commission ("SEC").
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

Note 3 - Equity

Equity Distribution Agreements

Effective as of May 12, 2023, the Company (i) terminated the equity distributions agreements dated March 18, 2022, and (ii) entered into equity distribution agreements with three sales agents to sell up to $40,000,000 of its common stock from time-to-time in an at-the-market offering. During the three and six months ended June 30, 2023, the Company did not sell any shares. During the three and six months ended June 30, 2022 the Company sold 137,477 and 273,756 shares, respectively, for an aggregate sales price of $3,127,000 and $6,209,000, before commissions and fees of $39,000 and $83,000, respectively.
Common Stock Dividend Distribution
The Company declared a quarterly cash distribution of $0.25 per share, payable on July 6, 2023 to stockholders of record on June 26, 2023.

Dividend Reinvestment Plan

The Dividend Reinvestment Plan (the “DRP”), which has been in effect since June 2022, among other things, provides stockholders with the opportunity to reinvest all or a portion of their cash dividends paid on the Company’s common stock in additional shares of its common stock, at a discount, determined in the Company’s sole discretion, of up to 5% from the market price for the common stock (as such price is calculated pursuant to the DRP). The discount from the market price is currently 3%. In the three and six months ended June 30, 2023, we issued 35,634 and 75,852 shares in lieu of cash dividends of $670,000 and $1,433,000, respectively. In the three and six months ended June 30, 2022, no shares were issued.
Stock Based Compensation

In 2022, the Company's board of directors adopted, and the stockholders' approved, the 2022 Incentive Plan (the "2022 Plan"). This plan permits the Company to grant: (i) stock options, restricted stock, restricted stock units, performance shares awards and any one or more of the foregoing, for up to a maximum of 1,000,000 shares; and (ii) cash settled dividend equivalent rights in tandem with the grant of restricted stock units and certain performance based awards. As of June 30, 2023, 623,677 shares are available for issuance pursuant to awards under the 2022 Plan. Awards to acquire 789,545 shares of common stock are outstanding under the 2020 Incentive Plan and the 2018 Incentive Plan (collectively the "Prior Plans") and no further awards may be made pursuant to the Prior Plans.

Restricted Stock Units
In June 2022 and 2021, the Company issued restricted stock units (the "RSUs") to acquire up to 212,469 and 210,375 shares of common stock pursuant to the 2022 Plan and the 2020 Incentive Plan, respectively. In July 2023, the Company issued RSUs to acquire up to 214,988 shares of common stock pursuant to the 2022 Plan. Generally, the RSUs entitle the recipients, subject to continued service through the three-year vesting period to receive (i) the underlying shares if and to the extent certain performance and/or market conditions are satisfied at the vesting date, and (ii) an amount equal to the cash dividends that would have been paid during the three-year performance period with respect to the shares of common stock underlying the RSUs if, when, and to the extent, the related RSUs vest. The shares underlying the RSUs are not participating securities but are contingently issuable shares.
Expense is recognized on the RSUs which the Company expects to vest over the applicable vesting period. For the three months ended June 30, 2023 and 2022, the Company recorded $369,000 and $250,000, respectively, and for the six months ended June 30, 2023 and 2022, the Company recorded $883,000 and $500,000, respectively, of compensation expense related to the amortization of unearned compensation with respect to the RSUs issued under the 2020 and 2022 Incentive Plans. At June 30, 2023 and December 31, 2022, $2,536,000 and $4,269,000 of compensation expense, respectively, has been deferred and will be charged to expense over the remaining vesting periods.
Restricted Stock
In January 2023 and 2022, the Company granted 163,914 and 158,973 shares, respectively, of restricted stock pursuant to the 2022 and 2020 Plan. As of June 30, 2023, an aggregate of 953,399 shares of unvested restricted stock are outstanding pursuant to the 2022 Plan and Prior Plans. The shares of restricted stock vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For financial statement purposes, the restricted stock is not included in the outstanding shares shown on the consolidated balance sheets until they vest, but is included in the earnings per share computation.
For the three months ended June 30, 2023 and 2022, the Company recorded $824,000 and $751,000, respectively, and for the six months ended June 30, 2023 and 2022, the Company recorded $1,720,000 and $1,475,000 of compensation expense related to the amortization of unearned compensation with respect to the restricted stock awards. At June 30, 2023 and December 31, 2022, $9,152,000 and $7,728,000, respectively, has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods of these restricted stock awards. The weighted average remaining vesting period of these shares of restricted stock is 2.6 years.
Stock Buyback
On June 14, 2023, the Board of Directors extended the term of the Company's share repurchase program from December 31, 2023 to December 31, 2025 and authorized the repurchase of up to $10,000,000 of shares. During the three and six months ended June 30, 2023, the Company repurchased 309,153 shares of common stock at an average market price of $18.76 for an aggregate cost of $5,836,000. From July 1, 2023 through July 31, 2023, the Company repurchased 45,612 shares of common stock at an average price of $20.11 for an aggregate cost of $917,000. During the three and six months ended June 30, 2022, the Company did not repurchase any shares of common stock.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator for basic and diluted earnings per share:
Net income	$11,238	$35,643	$7,176	$47,187
Deduct net income attributable to non-controlling interests	(36)	(36)	(72)	(72)
Deduct earnings allocated to unvested restricted stock	(561)	(1,787)	(349)	(2,354)
Net income available for common stockholders: basic and diluted	$10,641	$33,820	$6,755	$44,761

Denominator for basic earnings per share:
Weighted average number of common shares outstanding	18,155,062	17,671,073	18,110,508	17,616,740
Effect of dilutive securities:
RSUs	65,752	55,270	47,296	73,861
Denominator for diluted earnings per share:
Weighted average number of shares	18,220,814	17,726,343	18,157,804	17,690,601

Earnings per common share, basic	$0.59	$1.91	$0.37	$2.54
Earnings per common share, diluted	$0.58	$1.91	$0.37	$2.53

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

Lessee Accounting

The Company is a lessee under a ground lease in Yonkers, NY which is classified as an operating lease. The ground lease was set to expire September 30, 2024 and provided for one 21-year renewal option. During the quarter ended June 30, 2023, the renewal option was exercised and the ground lease will expire on June 30, 2045. There are no further renewal options. As of June 30, 2023, the remaining lease term, is 22.0 years.

The Company is a lessee under a corporate office lease in Great Neck, New York, which is classified as an operating lease. The lease expires on December 31, 2031 and provides a five-year renewal option. As of June 30, 2023, the remaining lease term, including renewal options deemed exercised, is 13.5 years.

As of June 30, 2023, the Company's Right of Use ("ROU") assets and lease liabilities were $2,276,000 and $2,394,000, respectively. As of December 31, 2022, the Company's ROU assets and lease liabilities were $2,371,000 and $2,472,000, respectively.

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

Note 5 ‑ Real Estate Properties

Real estate properties, consists of the following (dollars in thousands):

	June 30, 2023	December 31, 2022
Land	$74,246	$74,246
Building	617,041	617,041
Building improvements	20,335	15,511
Real estate properties	711,622	706,798
Accumulated depreciation	(67,753)	(55,195)
Total real estate properties, net	$643,869	$651,603

A summary of real estate properties owned is as follows (dollars in thousands):

	December 31, 2022 Balance	Improvements	Depreciation	June 30, 2023 Balance
Multi-family	$649,701	$4,717	$(12,503)	$641,915
Retail shopping center and other	1,902	107	(55)	1,954
Total real estate properties	$651,603	$4,824	$(12,558)	$643,869

Partner Buyouts
In the six months ended June 30, 2022, the Company completed the purchase of its partners' remaining interests in the unconsolidated joint ventures that own the properties identified below. As a result of these purchases, these properties (including the related mortgage debt - see note 8 - "Debt Obligations") are wholly-owned and effective as of the closing of such purchase, are included in the Company's consolidated balance sheet and results of operations (dollars in thousands):

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
__________________
(1) The purchase price gives effect to the purchase of the "promote interest" (as more fully described in the Annual Report) of the Company's joint venture partners and does not include closing costs of $1,313 and operating cash acquired from the ventures of $1,408.

Property Disposition
There were no dispositions in the three and six months ended June 30, 2023. On February 2, 2022 the Company sold a vacant land parcel located in Daytona, Florida for a sales price of $4,700,000, and, after closing costs, recognized a nominal gain.

Contract to Acquire a Property

On March 8, 2023, the Company entered into an agreement to acquire a 238-unit multifamily property constructed in 2019 and located in Richmond, VA, for a purchase price of approximately $62,500,000. The purchase price includes the assumption of approximately $32,000,000 of mortgage debt bearing an interest rate of 3.34% and maturing in 2061. The purchase is subject to the satisfaction of various conditions, including the approval by the mortgage lender of the Company's assumption of the mortgage debt. As of June 30, 2023, the Company paid a non-refundable deposit of $1,250,000 on the property which will be forfeited, with certain exceptions, if the transaction is not completed. This amount is recorded in Other Assets in the Consolidated Balance Sheet at June 30, 2023.

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

Note 7 – Investment in Unconsolidated Ventures

At June 30, 2023 and December 31, 2022, the Company held interests in unconsolidated joint ventures that own seven and eight multi-family properties (the "Unconsolidated Properties"), respectively, and a property in development. The condensed balance sheets below present information regarding such properties (dollars in thousands):

	June 30, 2023	December 31, 2022
ASSETS
Real estate properties, net of accumulated depreciation of $64,831 and $66,945	$280,305	$318,304
Cash and cash equivalents	6,743	6,591
Other assets	37,701	35,372
Total Assets	$324,749	$360,267

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $1,234 and $1,421	$233,445	$255,261
Accounts payable and accrued liabilities	6,880	8,222
Total Liabilities	240,325	263,483
Commitments and contingencies
Equity:
Total unconsolidated joint venture equity	84,424	96,784
Total Liabilities and Equity	$324,749	$360,267

BRT's interest in joint venture equity	$35,530	$42,576

At the indicated dates, real estate properties of the unconsolidated joint ventures consist of the following (dollars in thousands):

	June 30, 2023	December 31, 2022
Land	$46,331	$59,404
Building	291,473	315,400
Building improvements	7,332	10,445
Real estate properties	345,136	385,249
Accumulated depreciation	(64,831)	(66,945)
Total real estate properties, net	$280,305	$318,304

At June 30, 2023 and December 31, 2022, the weighted average interest rate on the mortgages payable is 4.07% and 3.99%, respectively, and the weighted average remaining term to maturity is 5.6 years and 6.1 years, respectively.

The condensed income statements below present information regarding the Unconsolidated Properties (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Rental and other revenue	$11,476	$22,107	$23,608	$47,338
Total revenues	11,476	22,107	23,608	47,338

Expenses:
Real estate operating expenses	5,137	9,842	10,812	21,011
Interest expense	2,390	4,893	4,845	10,919
Depreciation	2,558	5,208	5,265	11,844
Total expenses	10,085	19,943	20,922	43,774
Total revenues less total expenses	1,391	2,164	2,686	3,564
Other equity earnings	—	22	113	77
Gain on insurance recoveries	—	52	65	567
Gain on sale of real estate	38,418	77,681	38,418	101,333
Loss on extinguishment of debt	(561)	(2,888)	(561)	(2,918)
Net income from joint ventures	$39,248	$77,031	$40,721	$102,623

BRT's equity in earnings and equity in earnings from sale of unconsolidated joint venture properties	$15,208	$40,048	$16,023	$54,239

Joint Venture Sale

On May 12, 2023, the unconsolidated joint venture in which the Company had a 50% equity interest sold Chatham Court and Reflections, a 494 unit multi family property located in Dallas, TX, for a sales price of $73,000,000. The gain on the sale of this property was $38,418,000 and BRT's share of the gain was $14,744,000. In connection with the sale, mortgage debt of $25,405,000 with 5.0 years of remaining term to maturity and bearing an interest rate of 4.01% was repaid and the joint venture incurred $561,000 from the loss on the extinguishment of debt, of which the Company's share was $212,000.

Joint Venture Sales
During the six months ended June 30, 2022, the unconsolidated joint ventures in which the Company had equity interests, sold the following properties:

Property	Date of Sale	Units	Interest Sold	Sales Price	Gain on Sale	BRT Share of Gain	Mtge Debt at Sale Date	Loss on extinguishment of debt	BRT Share of extinguishment of debt
The Verandas at Shavano, San Antonio, TX	2/8/2022	288	65%	$53,750	$23,652	$12,961	$25,100	$—	$—
Retreat at Cinco Ranch, San Antonio, TX	6/14/2022	268	75%	68,300	30,595	17,378	30,096	1,257	686
The Vive, Kannapolis, NC	6/30/2022	312	65%	91,250	47,086	22,720	31,420	1,631	787
		868		$213,300	$101,333	$53,059	$86,616	$2,888	$1,473
Acquisition of Interest in Joint Venture
On March 10, 2022, the Company purchased a 17.45% interest in a planned 240-unit development property, Stono Oaks, located in Johns Island, SC. The purchase price for the interest was $3,500,000.
During the quarter ended June 30, 2023, the Company funded a $122,000 capital call for this joint venture.

Note 8 – Debt Obligations

Debt obligations consist of the following (dollars in thousands):

	June 30, 2023	December 31, 2022
Mortgages payable	$427,821	$407,958
Junior subordinated notes	37,400	37,400
Credit facility	—	19,000
Deferred financing costs	(4,705)	(4,941)
Total debt obligations, net of deferred costs	$460,516	$459,417

Mortgages Payable

At June 30, 2023, the weighted average interest rate on the Company's mortgage payables was 4.02% and the weighted average remaining term to maturity is 7.7 years. For the three months ended June 30, 2023 and 2022, interest expense, which includes amortization of deferred financing costs, was $4,743,000 and $2,563,000, respectively. For the six months ended June 30, 2023 and 2022, interest expense, which includes amortization of deferred financing costs, was $9,289,000 and $4,326,000, respectively.

On February 24, 2023, the Company obtained mortgage debt of $21,173,000 on its Silvana Oaks- North Charleston, SC multi-family property; such mortgage debt matures in March 2033, bears an interest rate of 4.45% and is interest only for the term of the mortgage.

During the three and six months ended June 30, 2022, the Company paid off mortgage debt of $14,558,000 at Avalon- Pensacola, FL.

.Credit Facility

The Company's amended credit facility with an affiliate of Valley National Bank ("VNB"), allows the Company to borrow, subject to compliance with borrowing base requirements and other conditions, up to $60,000,000. The facility can be used to facilitate the acquisition of multi-family properties, repay mortgage debt secured by multi-family properties and for operating expenses (i.e.,working capital (including dividend payments)); provided that no more than $25,000,000 may be used for operating expenses. The facility is secured by the cash available at VNB and the Company's pledge of the interests in the entities that own the properties and matures in September 2025. The interest rate in effect as of June 30, 2023 is 8.25%. There is an unused facility fee of 0.25% per annum. At June 30, 2023, the Company is in compliance in all material respects with its obligations under the facility.

At June 30, 2023, there was no outstanding balance on the facility and at December 31, 2022, the outstanding balance was $19,000,000. At June 30, 2023 and December 31, 2022, $60,000,000 and $41,000,000, respectively, was available to be borrowed. At August 1, 2023, there was no outstanding balance on the facility and $60,000,000 available to be borrowed. Interest expense for the three months ended June 30, 2023 and 2022, which includes amortization of deferred financing costs and unused fees, was $91,000 and $62,000, respectively. Interest expense for the six months ended June 30, 2023 and 2022, which includes amortization of deferred financing costs and unused fees, was $391,000 and $107,000, respectively. Deferred financing costs of $392,000 and $498,000, are recorded on the Consolidated balance sheets at June 30, 2023 and December 31, 2022, respectively.

Junior Subordinated Notes

At June 30, 2023 and December 31, 2022, the outstanding principal balance of the Company's junior subordinated notes was $37,400,000, before deferred financing costs of $267,000 and $277,000, respectively. The interest rate on the outstanding balance resets quarterly and was previously based on three months LIBOR + 2.00%. The rate in effect at June 30, 2023 and 2022 was 7.30% and 2.30%, respectively. The interest rate converted to 3 month Term SOFR + 2.26% effective with the next payment due October 2023. The interest rate that will be in effect for the three months ending October 31, 2023 is 7.63%. The notes mature April 30, 2036.

The junior subordinated notes require interest only payments through the maturity date of April 30, 2036, at which time repayment of the outstanding principal and unpaid interest become due. Interest expense for the three months ended June 30, 2023 and 2022, which includes amortization of deferred financing costs, was $679,000 and $286,000, respectively. Interest expense for the six months ended June 30, 2023 and 2022, which includes amortization of deferred financing costs, was $1,316,000 and $498,000, respectively.

Note 9 – Related Party Transactions

The Company has retained certain of its executive officers and Fredric H. Gould, a director, among other things, to participate in the Company's multi-family property analysis and approval process (which includes service on an investment committee), provide investment advice, and provide long-term planning and consulting with executives and employees with respect to other business matters, as required. The aggregate fees incurred for these services in each of the three months ended June 30, 2023 and 2022 were $385,000 and $367,000, respectively, and $770,000.and $734,000 for the six months ended June 30, 2023 and 2022, respectively.

Management of certain properties owned by the Company and certain joint venture properties is provided by Majestic Property Management Corp. ("Majestic Property"), a company wholly owned by Fredric H. Gould. Certain of the Company's officers and directors are also officers and directors of Majestic Property. Majestic Property may also provide real estate brokerage and construction supervision services to these properties. These fees amounted to $10,000 and $8,000 for the three months ended June 30, 2023 and 2022, respectively and $16,000 and $19,000 for the six months ended June 30, 2023 and 2022, respectively.

Pursuant to a shared services agreement between the Company and several affiliated entities, including Gould Investors
L.P. ("Gould Investors"), the owner and operator of a diversified portfolio of real estate and other assets, and One Liberty Properties, Inc., a NYSE listed equity REIT, (i) the services of the part- time personnel that perform certain executive, administrative, legal, accounting and clerical functions and (ii) certain facilities and other resources, are provided to the Company. The allocation of expenses for the facilities, personnel and other resources shared by, among others, the Company and Gould Investors, is computed in accordance with such agreement and is included in general and administrative expense on the consolidated statements of operations. During the three months ended June 30, 2023 and 2022, allocated general and administrative expenses reimbursed by the Company to Gould Investors pursuant to the shared services agreement aggregated $165,000 and $185,000, respectively and $337,000 and $431,000 for the six months ended June 30, 2023 and 2022, respectively. Jeffrey A. Gould and Matthew J. Gould, executive officers and directors of the Company are executive officers of Georgetown Partners, LLC, the managing general partner of Gould Investors.

During the quarter ended June 30, 2023, in connection with its stock repurchase program, the Company purchased from Mitchell Gould, an Executive Vice President, 50,000 shares of Company common stock at a total cost of $1,007,500, at the closing price of the common stock on the date the parties agreed to the transaction.

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

Junior subordinated notes: At June 30, 2023 and December 31, 2022, the estimated fair value of the notes is lower than their carrying value by approximately $3,666,000 and $4,695,000, respectively, based on a market interest rate of 8.55% and 7.91%, respectively. The Company values its junior subordinated notes using a discounted cash flow analysis on the expected cash flows of each instrument.

Mortgages payable: At June 30, 2023, the estimated fair value of the Company’s mortgages payable is lower than their carrying value by approximately $35,025,000, assuming market interest rates between 4.81% and 6.16%. At December 31, 2022, the estimated fair value of the Company's mortgages payable was lower than their carrying value by approximately $37,500,000, assuming market interest rates between 5.18% and 6.23%. Market interest rates were determined using rates which the Company believes reflects institutional lender yield requirements at the balance sheet dates. The Company values its mortgages payable using a discounted cash flow analysis on the expected cash flows of each instrument.

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

Note 12 – Subsequent Events

Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of June 30, 2023, that warrant additional disclosure, have been included in the notes to the consolidated financial statements.

Table of Content
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

Table of Content
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
•risks associated with the stock ownership restrictions of the Internal Revenue Code of 1986, as amended (the "Code") for REITs and the stock ownership limit imposed by our charter; and
•the other factors described in our Annual Report on Form 10-K for the year ended December 31, 2022 (the "Annual Report")including those set forth in such report under the captions "Item 1. Business," "Item 1A. Risk Factors," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".
We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this report. Except to the extent otherwise required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the filing of this report or to reflect the occurrence of unanticipated events thereafter.

Overview
We are an internally managed real estate investment trust, also known as a REIT, that owns, operates and, to a lesser extent, holds interests in joint ventures that own and operate multi-family properties. At June 30, 2023, we: (i) wholly-own 21 multi-family properties with an aggregate of 5,420 units and a carrying value of $641.9 million; (ii) have ownership interests, through unconsolidated entities, in seven multi-family properties with 2,287 units and a carrying value of our net equity investment $31.9 million; and (iii) own other assets, through consolidated and unconsolidated subsidiaries, with a carrying value of $5.6 million. The 28 properties are located in 11 states; most of the properties are located in the Southeast United States and Texas.

Challenges and Uncertainties as a Result of the Uncertain Economic Environment

As more fully described in (i) our Annual Report, and in particular, the sections thereof entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and (ii) below, we face challenges (e.g., inflation, rising interest rates and decelerating increases in rental rates) due to the uncertain economic environment which may limit our ability or willingness (i) to acquire (or complete the acquisition of previously contracted for) properties, (ii) grow rental income or (iii) control our real estate operating expenses.

Table of Content

Proposed Purchase of Richmond, VA Property
On March 8, 2023, we entered into an agreement to acquire a 238-unit multifamily property constructed in 2019 and located in Richmond, VA, for a purchase price of approximately $62.5 million. The purchase price includes the assumption of approximately $32 million of mortgage debt bearing an interest rate of 3.34% and maturing in 2061. The purchase is subject to the satisfaction of various conditions, including the approval by the mortgage lender of our assumption of the mortgage debt. As of June 30, 2023, there is a $1.3 million deposit on this property, which we will forfeit if we do not, with certain exceptions, complete this acquisition. To complete this purchase' we anticipate that we will have to draw on our credit facility which, at August 1, 2023, bears an interest rate of 8.50%. We can provide no assurance that this transaction will be completed.

Share repurchases

During the quarter ended June 30, 2023, we repurchased 309,153 shares of common stock at an average price of $18.87 for an aggregate cost of $5.8 million. From July 1 through July 31, 2023, we repurchased 45,612 shares of our common stock at an average price of $20.10 for an aggregate cost of $917,000. After giving effect to these repurchases, we are authorized to repurchase up to $3.2 million of additional shares of our common stock.

Activities During the Three Months Ended June 30, 2023

Joint Venture - Sale of property
On May 12, 2023, the unconsolidated joint venture that owns Chatham Court and Reflections, a 494 - unit multi-family property located in Dallas, TX, and in which we have a 50% interest, sold such property (the "Chatham Sale"). Our share of the gain from this sale is $14.7 million and our share of the related early extinguishment of debt charge is $212,000. In 2022, this property accounted for $753,000 of equity in earnings from unconsolidated joint ventures.
Insurance Recoveries
In April 2023, we received, and recorded as "Insurance recovery on casualty loss", $215,000 (net of applicable deductibles) related to an approximate $614,000 of repair and maintenance expense incurred in prior periods ($514,000 in the quarter ended December 31, 2022 and $100,000 in the quarter ended March 31, 2023), at properties that incurred damage as a result of a late December 2022 storm. We anticipate receiving an additional $255,000 of insurance recoveries during the quarter ending September 30, 2023.

Equity Incentive Program Activity

On June 22, 2023, we awarded an aggregate of 214,988 shares subject to restricted stock units (“RSUs”), and related dividend equivalent rights, to 17 individuals. Generally, the awards vest in 2026 subject to satisfaction of, among other things, market and performance conditions similar to the conditions applicable to the RSUs granted in 2022.

Results of Operations

Three months ended June 30, 2023 compared to three months ended June 30, 2022.
As used herein, the term "same store properties" refers to operating properties that were wholly owned for the entirety of the periods presented. For the three months ended June 30, 2023 and 2022, there were ten same store properties in our consolidated portfolio. As used in the comparison of the three months ended June 30, 2023 and 2022, the term "Partner Buyouts" refers to our purchase in 2022 of the interests of our joint venture partners at ten properties. See note 5 - Real Estate Properties - to our consolidated financial statements.

Revenues

The following table compares our revenues for the periods indicated:

	Three Months Ended June 30,
(Dollars in thousands):	2023	2022	Increase (Decrease)	% Change
Rental and other revenue from real estate properties	$23,255	$14,683	$8,572	58.4%
Other income	63	2	61	3,050.0%
Total revenues	$23,318	$14,685	$8,633	58.8%

Rental and other revenue from real estate properties

The increase was due to:

•$8.3 million from the Partner Buyouts (including $6.2 million from the purchases completed during the six months ended December 31, 2022), and
•$644,000 from same store properties primarily due to an increase in rental rates across most of the portfolio.
The increase was offset by a $324,000 decrease due to a decline in occupancy rates, including an aggregate of $92,000 at Verandas at Alamo Ranch - San Antonio, TX ("Alamo Ranch") which has experienced a higher decline in occupancy than our portfolio in general due primarily to a tightening of the tenant screening process at this property.

Expenses

The following table compares our expenses for the periods indicated:

	Three Months Ended June 30,
(Dollars in thousands)	2023	2022	Increase (Decrease)	% Change
Real estate operating expenses	$10,548	$6,348	$4,200	66.2%
Interest expense	5,513	2,912	2,601	89.3%
General and administrative	3,848	3,533	315	8.9%
Depreciation and amortization	7,543	5,010	2,533	50.6%
Total expenses	$27,452	$17,803	$9,649	54.2%

Real estate operating expense.

The change is due to the following increases:

•$3.6 million from the Partner Buyouts (including $2.4 million from the purchases completed during the six months ended December 31, 2022), and
•$653,000 from same store properties, including:
–$285,000 due to general cost increases across various expense categories and properties;
–$135,000 due to repairs and maintenance due to general cost increases and increased unit turns;
–$131,000 due to the master insurance program implemented in December 2022; and

Table of Content
–$102,000 in replacements due to an increase in unit turnovers.

Interest expense.

The increase is due to:

•$2.1 million from the Partner Buyouts, which includes $221,000 of amortization of mortgage fair value adjustments (including $1.6 million from the purchases completed during the six months ended December 31, 2022); and
•$395,000 due to an increase on the interest rate on our junior subordinated debt which was based on three month LIBOR.

General and administrative
The increase is due primarily to a $344,000 increase in compensation expense - specifically, increases of:

•$152,000 in salaries and other components of cash compensation, due to higher levels of compensation and to a lesser extent, an increase in the number of employees;
•$119,000 due to the inclusion, for the entire three months ended June 30, 2023, of the amortization expense related to the performance and market based restricted stock units (the "RSUs") granted in June 2022; and
•$73,000 due to the amortization expense related to restricted stock, granted in January 2023 as a result of the higher fair value of the shares granted in 2023 in comparison to the value of the restricted stock granted in 2018.

Depreciation and amortization
The increase is due primarily to $3.5 million from the Partner Buyouts (including $[ ] from the purchases completed during the six months ended December 31, 2022), offset by a $937,000 decline due to reduced depreciation related to lease intangibles.

Insurance recovery of casualty loss

During the quarter ended June 30, 2023, we received $215,000 in insurance proceeds as reimbursement for expenses incurred related to a winter storm in December 2022. There was no similar recovery in the corresponding 2022 period.

Income tax provision

Income tax provision in the quarter ended June 30, 2023, decreased $673,000 to $51,000 from $724,000 in the corresponding quarter in the prior year. The decline is primarily the result of increased state tax provision recorded in the 2022 period, the result of higher gains that were reported from the sale of properties by unconsolidated joint ventures.

Table of Content

Unconsolidated Joint Ventures - Results of Operations

Equity in earnings (loss) of unconsolidated joint ventures.
The table below reflects the condensed income statements of our Unconsolidated Properties. In accordance with US generally accepted accounting principles, each of the line items in the chart below (other than equity in income (loss) of unconsolidated joint ventures and equity in earnings from sale of unconsolidated joint ventures) is presented as if these properties are wholly owned by us although our equity interests in these properties ranges from 32% to 80% (see note 7 of our consolidated financial statements) (dollars in thousands):

	Three Months Ended June 30,
	2023	2022	Increase (Decrease)	% change
Rental and other revenues from unconsolidated joint ventures	$11,476	$22,107	$(10,631)	(48.1)%

Real estate operating expense from unconsolidated joint ventures	5,137	9,842	(4,705)	(47.8)%
Interest expense from unconsolidated joint ventures	2,390	4,893	(2,503)	(51.2)%
Depreciation from unconsolidated joint ventures	2,558	5,208	(2,650)	(50.9)%
Total expenses from unconsolidated joint ventures	10,085	19,943	(9,858)	(49.4)%

Total revenues less total expenses from unconsolidated joint ventures	1,391	2,164	(773)	(35.7)%

Other equity earnings	—	22	(22)	(100.0)%
Gain on insurance recoveries from unconsolidated joint ventures	—	52	(52)	(100.0)%
Gain on sale of real estate from unconsolidated joint ventures	38,418	77,681	(39,263)	(50.5)%
Loss on extinguishment of debt from unconsolidated joint ventures	(561)	(2,888)	2,327	(80.6)%
Net income from unconsolidated joint ventures	$39,248	$77,031	$(37,783)	(49.0)%

Equity in earnings of unconsolidated joint ventures and equity in earnings from sale of unconsolidated joint venture properties	$15,208	$40,048	$(24,840)	(62.0)%

Set forth below is an explanation of the most significant changes in the components of the equity in earnings of unconsolidated joint ventures and equity in earnings from sale of unconsolidated joint venture properties. Same store properties at Unconsolidated Properties represent seven properties that were owned for the entirety of the periods being compared.
Rental and other revenues from unconsolidated joint ventures
The components of the decrease include:

•$7.4 million from the Partner Buyouts;
•$3.2 million from the sale, during the nine months ended December 31, 2022, of three properties owned by unconsolidated joint ventures (the "2022 Sales"); and
•$761,000 from the Chatham Sale.

Offsetting the decrease was a $699,000 increase from same store properties due to increased rental rates, net of the impact of a decrease in occupancy rates.

Real estate operating expenses from unconsolidated joint ventures
The components of the decrease are:

•$3.1 million from the Partner Buyouts;
•$1.6 million from the 2022 Sales; and
•$397,000 from the Chatham Sale.

Table of Content

Offsetting this decrease was a $315,000 increase in such expenses at same store properties, with expenses generally increasing across most expense categories.

Interest expense from unconsolidated joint ventures.
The decrease is due to the decrease in mortgage debt due to property sales and the Partner Buyouts-in particular:
•$1.7 million from the Partner Buyouts; and
•$648,000 from the 2022 Sales.

Depreciation from unconsolidated joint ventures
The components of the decrease include:
•$2.0 million from the Partner Buyouts;
•$283,000 from the sales in 2022 of Waters Edge at Harbison - Columbia, SC and The Vive - Kannapolis, NC;
•$262,000 from the Chatham Sale.

Loss on extinguishment of debt from unconsolidated joint ventures
In the three months ended June 30, 2023, we recognized a loss on the early extinguishment of debt of $561,000 in connection with the Chatham Sale. In the three months ended June 30, 2022, we recognized a loss on early extinguishment of debt of $2.9 million in connection with the Cinco and Vive Sales.
Gain on sale of real estate from unconsolidated joint ventures
In three months ended June 30, 2023, we recognized a gain on the sale of real estate of $38.4 million from the Chatham Sale. In the three months ended June 30, 2022, we recognized a gain on the sale of real estate of $77.7 million from the sale of Cinco and Vive.

Table of Content
Results of Operations

Six months ended June 30, 2023 compared to six months ended June 30, 2022.
As used herein, the term "same store properties" refers to operating properties that were wholly owned for the entirety of the periods presented. For the six months ended June 30, 2023 and 2022, there were ten same store properties in our consolidated portfolio. As used in the comparison of the six months ended June 30, 2023 and 2022, the term "Partner Buyouts" refers to our purchase in 2022 of the interests of our joint venture partners at 11 properties.

Revenues

The following table compares our revenues for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands):	2023	2022	Increase (Decrease)	% Change
Rental and other revenue from real estate properties	$46,194	$26,113	$20,081	76.9%
Other income	63	6	57	950.0%
Total revenues	$46,257	$26,119	$20,138	77.1%

Rental and other revenue from real estate properties

The increase was due to:

•$18.8 million from the Partner Buyouts (including $12.3 million from the purchases completed during the six months ended December 31, 2022), and
•$1.8 million at same store properties primarily due to an increase in average rental rates.
The increase was offset by a $585,000 decrease due to a decline in occupancy rates at same store properties, including $181,000 at Bells Bluff - West Nashville, TN ("Bells Bluff") which experienced a decline in occupancy due to increased supply in the market and a change in market demand for certain unit types.

Expenses

The following table compares our expenses for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2023	2022	Increase (Decrease)	% Change
Real estate operating expenses	$20,982	$11,101	$9,881	89.0%
Interest expense	10,996	4,933	6,063	122.9%
General and administrative	7,903	7,166	737	10.3%
Depreciation and amortization	15,551	8,616	6,935	80.5%
Total expenses	$55,432	$31,816	$23,616	74.2%

Real estate operating expense.

The change is due to the following increases:

•$8.6 million from the Partner Buyouts (including $4.9 million from the purchases completed during the six months ended December 31, 2022), and
•$1.3 million from same store properties, including an approximate:
–$385,000 in insurance expense due to the implementation, in December 2022, of the master insurance program;
–$369,000 of repair, maintenance and replacements (including $116,000 related to expenses related to the December 2022 blizzard);

Table of Content
–$216,000 increase in utility expense, including approximately $102,000 at Bells Bluff, primarily due to a water leak; and
–$310,000 of various miscellaneous expenses across the portfolio.
Interest expense.

The change is due to increases of:

•$5.0 million from the Partner Buyouts (including $3.3 million from the purchases completed during the six months ended December 31, 2022);
•$818,000 due to an increase on the interest rate on our junior subordinated debt; and
•$284,000 primarily due to the increase in the average outstanding balance on the credit facility from $861,000 during the six months ended June 30, 2022 to $5.7 million during the six months ended June 30, 2023. As of June 30, 2023, there is no outstanding balance on the facility.

General and administrative
The increase is due primarily to a $627,000 increase in compensation expense - specifically, increases of:

•$383,000 due to the inclusion, for the entire six months ended June 30, 2023, of the amortization expense related to the RSUs granted in June 2022;
•$244,000 due to the amortization expense related to restricted stock, including an increase of $215,000 related to the restricted stock granted in January 2023 as a result of the higher fair value of the shares granted in 2023 in comparison to the value of the restricted stock granted in 2018; and
•$167,000 in salaries and other components of cash compensation, due to higher levels of compensation and, to a lesser extent, an increase in the number of employees.

Depreciation and amortization
The increase is due primarily to $8.4 million from the Partner Buyouts (including $ 6.0 million from the purchases completed during the six months ended December 31, 2022), offset by a $1.5 million decline due to reduced depreciation related to lease intangibles.

Insurance recovery of casualty loss

During the six months ended June 30, 2023, we received $215,000 in insurance proceeds as reimbursement for expenses incurred related to a winter storm in December 2022. There was no similar recovery in the corresponding 2022 period.

Gain on insurance recoveries

During the six months ended June 30, 2023, we received a $240,000 payment representing the final payment made by the insurance carrier with respect to damage we sustained at The Woodland Apartments - Boerne, TX in 2021.

Income tax provision

Income tax provision for the six months ended June 30, 2023, decreased $671,000 to $127,000 from $798,000 in the corresponding period of the prior year. The decline is primarily the result of increased state tax provision recorded in the six months ended June 30, 2022, the result of higher gains that were reported from the sale of properties by unconsolidated joint ventures.

Table of Content
Unconsolidated Joint Ventures - Results of Operations

Equity in earnings (loss) of unconsolidated joint ventures.
The table below reflects the condensed income statements of our Unconsolidated Properties. In accordance with US generally accepted accounting principles, each of the line items in the chart below (other than equity in income (loss) of unconsolidated joint ventures and equity in earnings from sale of unconsolidated joint ventures) is presented as if these properties are wholly owned by us although our equity interests in these properties ranges from 32% to 80% (see note 7 of our consolidated financial statements) (dollars in thousands):

	Six Months Ended June 30,
	2023	2022	Increase (Decrease)	% change
Rental and other revenues from unconsolidated joint ventures	$23,608	$47,338	$(23,730)	(50.1)%

Real estate operating expense from unconsolidated joint ventures	10,812	21,011	(10,199)	(48.5)%
Interest expense from unconsolidated joint ventures	4,845	10,919	(6,074)	(55.6)%
Depreciation from unconsolidated joint ventures	5,265	11,844	(6,579)	(55.5)%
Total expenses from unconsolidated joint ventures	20,922	43,774	(22,852)	(52.2)%

Total revenues less total expenses from unconsolidated joint ventures	2,686	3,564	(878)	(24.6)%

Other equity earnings	113	77	36	46.8%
Gain on insurance recoveries from unconsolidated joint ventures	65	567	(502)	(88.5)%
Gain on sale of real estate from unconsolidated joint ventures	38,418	101,333	(62,915)	(62.1)%
Loss on extinguishment of debt from unconsolidated joint ventures	(561)	(2,918)	2,357	(80.8)%
Net income from unconsolidated joint ventures	$40,721	$102,623	$(61,902)	(60.3)%

Equity in earnings of unconsolidated joint ventures and equity in earnings from sale of unconsolidated joint venture properties	$16,023	$54,239	$(38,216)	(70.5)%

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
Rental and other revenues from unconsolidated joint ventures
The components of the decrease include:

•$17.5 million from the Partner Buyouts;
•$7.1 million from the sale in 2022 of four properties ; and
•$567,000 from the Chatham Sale.

Offsetting the decrease was a $1.4 million increase from same store properties due to increased rental rates, net of the impact of a decrease in occupancy rates.

Real estate operating expenses from unconsolidated joint ventures

The components of the decrease are:

•$7.3 million from the Partner Buyouts; and

Table of Content
•$3.5 million from the sale in 2022 of four properties; and
•$259,000 from the Chatham Sale.

Offsetting this decrease was a $855,000 increase in such expenses at same store properties, with expenses generally increasing across most expense categories including real estate taxes, utilities, insurance and payroll.

Interest expense from unconsolidated joint ventures.
The decrease is due to the decrease in mortgage debt due to property sales and the Partner Buyouts-in particular:
•$4.2 million from the Partner Buyouts; and
•$1.7 million from the sale in 2022 of three properties.

Depreciation from unconsolidated joint ventures
The components of the decrease include:
•$4.8 million from the Partner Buyouts;
•$1.2 million from the sale in 2022 of three properties; and
•$353,000 from the Chatham Sale.

Gain on insurance recoveries from unconsolidated joint ventures
During the six months ended June 30, 2022, we recognized $567,000 in gains primarily due to our receipt of insurance recoveries from claims on two properties located in Texas that were damaged in a February 2021 ice storm, which receipts exceeded the assets previously written off.
Gain on sale of real estate from unconsolidated joint ventures
During the six months ended June 30, 2023, we recognized a gain on the sale of real estate of $38.4 million from the Chatham Sale. During the six months ended June 30, 2022, we recognized gain on the sale of real estate of $101.3 million from the sale of three properties.

Loss on extinguishment of debt from unconsolidated joint ventures
During the six months ended June 30, 2023, we recognized a loss on the early extinguishment of debt of $561,000 in connection with the Chatham Sale. During the three months ended June 30, 2022, we recognized a loss on early extinguishment of debt of $2.9 million in connection with the sale of two properties.

Table of Content
Liquidity and Capital Resources

We require funds to pay operating expenses and debt service obligations, acquire properties, make capital and other improvements, fund capital contributions, pay dividends and repurchase our common stock. Generally, our primary sources of capital and liquidity are the operations of our multi-family properties (including distributions from the operations of our multi-family joint ventures), mortgage debt financings and re-financings, the sale of shares of our common stock pursuant to our at-the-market equity distribution program, borrowings from our credit facility and our available cash. At August 1, 2023, our available liquidity was $86.7 million, including $26.7 million of cash and cash equivalents and $60 million available under our credit facility. At August 1, 2023, the interest rate on the credit facility was 8.50%.
We anticipate that from July 1, 2023 through December 31, 2026, our operating expenses, $116.0 million of mortgage amortization and interest expense (including $44.1 million from unconsolidated joint ventures), $123.4 million of balloon payments with respect to mortgages maturing in 2025 and 2026, estimated capital expenditures (for 2023 only) of $5.4 million (including an estimated $2.0 million for our value add program), interest expense on our junior subordinated notes, estimated cash dividend payments of at least $66.0 million (assuming (i) the current quarterly dividend rate of $0.25 per share and (ii) 18.9 million shares outstanding), will be funded from cash generated from operations (including distributions from unconsolidated joint ventures), property sales and, to the extent available, our credit facility. Our operating cash flow and available cash is insufficient to fully fund the $123.4 million of balloon payments, and if we are unable to refinance such debt on acceptable terms, we may need to issue additional equity or dispose of properties, in each case on potentially unfavorable terms.
Our ability to acquire additional multi-family properties and implement value-add projects is limited by our available cash and our ability to (i) draw on our credit facility, (ii) obtain, on acceptable terms, mortgage debt from lenders, and (iii) raise capital from the sale of our common stock. See - "Proposed Purchase of Richmond Property".
At June 30, 2023, we had mortgage debt of $664.2 million (including $234.7 million of mortgage principal debt of our unconsolidated subsidiaries). The mortgage debt at our: (i) consolidated subsidiaries had a weighted average interest rate of 4.02% and a weighted average remaining term to maturity of approximately 7.7 years, and (ii) at our unconsolidated subsidiaries had a weighted average interest rate of 4.07% and a remaining term to maturity of approximately 5.6 years.
Capital improvements at (i) two unconsolidated multi-family properties will be funded by approximately $830,000 of restricted cash available at June 30, 2023 and the cash flow from operations at such properties and (ii) other properties will be funded from the cash flow from operations of such properties.
Junior Subordinated Notes
As of June 30, 2023, $37.4 million (excluding deferred costs of $267,000) in principal amount of our junior subordinated notes is outstanding. These notes mature in April 2036, contain limited covenants (including covenants prohibiting us from paying dividends or repurchasing capital stock if there is an event of default (as defined therein) on these notes), are redeemable at our option and bear an interest rate, which resets and is payable quarterly, of three-month LIBOR plus 200 basis points. At June 30, 2023 and 2022, the interest rate on these notes was 7.30% and 3.29%, respectively. The interest rate converted to 3 month Term SOFR + 2.26% effective with the payment due October 2023. The interest rate that will be in effect for the three months ending October 31, 2023 is 7.63%.
Credit Facility
Our credit facility with VNB New York, LLC, an affiliate of Valley National Bank (collectively, "VNB"), allows us to borrow, subject to compliance with borrowing base requirements and other conditions, up to $60 million, (i) for the acquisition of, and investment in, multi-family properties, (ii) to repay mortgage debt secured by multi-family properties and (iii) for Operating Expenses (i.e., working capital (including dividend payments) and operating expenses); provided, that not more than $25 million may be used for Operating Expenses. The credit facility is secured by cash accounts maintained by us at VNB (and we are required to maintain substantially all of our bank accounts at VNB), and the pledge of our interests in the entities that own the unencumbered multi-family properties used in calculating the borrowing base. The credit facility bears an annual interest rate, which resets daily, equal to the prime rate, with a floor of 3.50%. The interest rate in effect as of June 30, 2023 was 8.25%. There is an annual fee of 0.25% on the total amount committed by VNB and unused by us. The credit facility matures in September 2025. Net proceeds received from the sale, financing or refinancing of our properties are generally required to be used to repay amounts outstanding on the facility. As of August 1, 2023, there was no outstanding balance on the credit facility and $60 million is available to be borrowed thereunder. The interest rate in effect at August 1, 2023 is 8.50%

Table of Content
The terms of the credit facility include certain restrictions and covenants which, among other things, limit the incurrence of liens, require that we maintain and include in the collateral securing the facility at least three unencumbered properties with an aggregate value(as calculated pursuant to the facility) of at least $75 million, and require compliance with financial ratios relating to, among other things, maintaining a minimum tangible net worth of $140 million, the minimum amount of debt service coverage with respect to the properties (and amounts drawn on the credit facility) used in calculating the borrowing base. Net proceeds received from the sale, financing or refinancing of wholly-owned properties are generally required to be used to repay amounts outstanding under the credit facility.
At June 30, 2023, we were in compliance in all material respects with the requirements of the facility.

Other Financing Sources and Arrangements

At June 30, 2023, we are joint venture partners in unconsolidated joint ventures which own seven multi-family properties and a development project, and the distributions to us from these joint venture properties of $1.6 million in the quarter ended June 30, 2023 contributed to our liquidity and cash flow. Further, we may be required to make significant capital contributions with respect to these properties. At June 30, 2023, these joint venture properties have a net equity carrying value of $35.5 million and are subject to mortgage debt, which is not reflected on our consolidated balance sheet, of $234.7 million. Although BRT Apartments Corp. is not the obligor with respect to such mortgage debt, the loss of any of these properties due to mortgage foreclosure or similar proceedings would have a material adverse effect on our results of operations and financial condition. See note 7 to our consolidated financial statements.

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

On July 6, 2023, we paid a quarterly cash dividend of $0.25 per share.

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

We compute AFFO by adjusting FFO for the loss of extinguishment of debt, our straight-line rent accruals, restricted stock and RSU compensation expense, fair value adjustment of mortgage debt, gain on insurance recovery, insurance recovery from casualty loss and deferred mortgage and debt costs ( including, in each case as applicable, from our share from our unconsolidated joint ventures). Since the NAREIT White Paper only provides guidelines for computing FFO, the computation of AFFO may vary from one REIT to another.

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

The tables below provides a reconciliation of net loss determined in accordance with GAAP to FFO and AFFO on a dollar and per share basis for each of the indicated periods (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
GAAP Net income attributable to common stockholders	$11,202	$35,607	$7,104	$47,115
Add: depreciation and amortization of properties	7,543	5,010	15,551	8,616
Add: our share of depreciation in unconsolidated joint venture properties	1,302	3,259	2,678	7,577
Deduct: our share of equity in earnings from sale of unconsolidated joint venture properties	(14,744)	(40,098)	(14,744)	(53,059)
Deduct: gain on sale of real estate	—	—	—	(6)
Adjustments for non-controlling interests	(4)	(4)	(8)	(8)
NAREIT Funds from operations attributable to common stockholders	5,299	3,774	10,581	10,235

Adjustments for: straight-line rent accruals	25	6	44	12
Add: loss on extinguishment of debt	—	563	—	563
Add: our share of loss on extinguishment of debt from unconsolidated joint venture properties	212	1,473	212	1,492
Add: amortization of restricted stock and RSU expense	1,193	1,001	2,603	1,975
Add: amortization of deferred mortgage and debt costs	275	102	527	179
Add: our share of deferred mortgage costs from unconsolidated joint venture properties	27	73	54	166
Add: amortization of fair value adjustment for mortgage debt	154	—	311	—
Less: gain on insurance proceeds	—	—	(240)	—
Less: our share of gain on insurance proceeds from unconsolidated joint venture properties	—	(46)	(30)	(432)
Adjustments for non-controlling interests	(4)	(1)	(7)	(2)
Adjusted funds from operations attributable to common stockholders	$7,181	$6,945	$14,055	$14,188

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income attributable to common stockholders	$0.58	$1.91	$0.36	$2.53
Add: depreciation and amortization of properties	0.40	0.26	0.82	0.46
Add: our share of depreciation in unconsolidated joint venture properties	0.07	0.17	0.14	0.41
Deduct: our share of equity in earnings from sale of unconsolidated joint venture properties	(0.77)	(2.14)	(0.77)	(2.85)
Deduct: gain on sale of real estate	—	—	—	—
Adjustment for non-controlling interests	—	—	—	—
NAREIT Funds from operations per diluted common share	0.28	0.20	0.55	0.55

Adjustments for: straight line rent accruals	—	—	—	—
Add: loss on extinguishment of debt	—	0.03	—	0.03
Add: our share of loss on extinguishment of debt from unconsolidated joint venture properties	0.01	0.08	0.01	0.08
Add: amortization of restricted stock and RSU expense	0.06	0.05	0.13	0.10
Add: amortization of deferred mortgage and debt costs	0.01	0.01	0.03	0.01
Add: our share of deferred mortgage and debt costs from unconsolidated joint venture properties	—	—	—	0.01
Add: amortization of fair value adjustment for mortgage debt	0.01	—	0.02	—
Less: gain on insurance proceeds	—	—	(0.01)	—
Less: our share of gain on insurance proceeds from unconsolidated joint venture properties	—	—	—	(0.02)
Adjustments for non-controlling interests	—	—	—	—
Adjusted funds from operations per diluted common share	$0.37	$0.37	$0.73	$0.76

Diluted shares outstanding for FFO and AFFO	19,174,000	18,661,000	19,171,000	18,616,000
Three Months Ended June 30, 2023 and 2022
FFO for the three months ended June 30, 2023 increased from the corresponding quarter in the prior year primarily due to the decrease in the (i) early extinguishment of debt and (ii) the income tax provision. The increase was offset primarily by increases in (i) interest expense (the result of the increased interest rate on our subordinated debt); (ii) general and administrative expenses (primarily non-cash compensation expense related to the amortization of restricted stock and RSUs); and (iii) amortization of mortgage fair value adjustments related to Partner Buyouts.
AFFO for the three months ended June 30, 2023 increased from the corresponding period in the prior year, primarily due to the decrease in the income tax provision and the increase in insurance recovery. The increase was offset by the increase in interest expense and a decrease in operating margins.
Diluted per share FFO and AFFO were impacted in the three months ended June 30, 2023 by a 487,000 increase in the weighted average shares of common stock outstanding, primarily due to stock issuances pursuant to our at-the market offering, equity incentive program and dividend reinvestment plan, net of stock repurchases.
See "-Results of Operations - Three Months Ended June 30, 2023 compared to three months ended June 30, 2022", for a discussion of these changes.

Six Months Ended June 30, 2023 and 2022
FFO for the six months ended June 30, 2023 increased from the corresponding period in the prior year primarily due to the declines in (i) early extinguishment of debt and (ii) income tax provision. The increase was offset primarily by increases in (i) interest expense (due to the increased rate on our subordinated debt), (ii) increased restricted stock expense, (iii) an increase in the amortization of fair value mortgage adjustments and (iv) a decline in gain on insurance proceeds.
AFFO for the six months ended June 30, 2023 decreased from the corresponding period in the prior year primarily due to the increase in interest expense, the result of increased interest rates on our subordinated debt, offset by a decline in income tax provision.
Diluted per share FFO and AFFO were impacted in the six months ended June 30, 2023 by a 567,000 increase in the weighted average shares of common stock outstanding, primarily due to stock issuances pursuant to our at-the market offering, equity incentive program and dividend reinvestment plan, net of stock repurchases.
See "Results of Operations - Six Months Ended June 30, 2023 compared to six months ended June 30, 2022", for a discussion of these changes.

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

We compute NOI, by adjusting net income (loss) to (a) add back (1) depreciation expense, (2) general and administrative expenses, (3) interest expense, (4) loss on extinguishment of debt, (5) equity in loss of unconsolidated joint ventures, (6) Equity in earnings from sale of unconsolidated joint venture properties and (7) provision for taxes, (8) the impact of non-controlling interests, and (b) deduct (1) other income, (2) gain on sale of real estate, and (3) gain on insurance recoveries related to casualty loss. Other REIT’s may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REIT’s. We believe NOI provides an operating perspective not immediately apparent from GAAP operating income or net income (loss). NOI is one of the measures we use to evaluate our performance because it (i) measures the core operations of property performance by excluding corporate level expenses and other items unrelated to property operating performance and (ii) captures trends in rental housing and property operating expenses. However, NOI should only be used as an alternative measure of our financial performance.

The following table provides a reconciliation of net income attributable to common stockholders as computed in accordance with GAAP to NOI of our consolidated properties for the periods presented (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Variance	2023		2022	Variance
GAAP Net income attributable to common stockholders	$11,202	$35,607	$(24,405)	$7,104		$47,115	$(40,011)
Less: Other Income	(63)	(2)	(61)	(63)		(6)	(57)
Add: Interest expense	5,513	2,912	2,601	10,996		4,933	6,063
General and administrative	3,848	3,533	315	7,903		7,166	737
Impairment charge	—	—	—	—		—	—
Depreciation and amortization	7,543	5,010	2,533	15,551		8,616	6,935
Provision for taxes	51	724	(673)	127		798	(671)
Less: Gain on sale of real estate	—	—	—	—		(6)	6
Gain on sale of partnership interest	—	—	—	—		—	—
Equity in earnings from sale of unconsolidated joint venture properties	(14,744)	(40,098)	25,354	(14,744)		(53,059)	38,315
Insurance recovery	(215)	—	(215)	(215)	—	—	(215)
Gain on insurance recoveries	—	—	—	(240)		—	(240)
Add: Loss on extinguishment of debt	—	563	(563)	—		563	(563)
Adjust for: Equity in (earnings) loss of unconsolidated joint venture properties	(464)	50	(514)	(1,279)		(1,180)	(99)
Add: Net income attributable to non-controlling interests	36	36	—	72		72	—
Net Operating Income	$12,707	$8,335	$4,372	$25,212		$15,012	$10,200
Less: Non-same store Net Operating Income	6,058	1,310	4,748	12,442		2,222	10,220
Same store Net Operating Income	$6,649	$7,025	$(376)	$12,770		$12,790	$(20)

For the three months ended June 30, 2023, NOI increased $4.4 million from the corresponding period in 2022 primarily due to a $8.6 million increase in rental revenues offset by a $4.2 million increase in real estate operating expenses. The increase in rental revenue and real estate operating expenses were primarily due to the Partner Buyouts. Same store NOI in the three months ended June 30, 2023 decreased by $376,000 from the corresponding period in 2022, due to a $653,000 increase in real estate operating expenses offset by a $277,000 increase in rental revenues. See "-Results of Operations - Three Months Ended June 30, 2023 Compared to the three Months ended June 30, 2022 " for a discussion of these changes.

For the six months ended June 30, 2023, NOI increased $10.2 million from the corresponding period in 2022 primarily due to a $2.0 million increase in rental revenues offset by a $9.9 million increase in real estate operating expenses. The increase in rental revenue and real estate operating expenses were primarily due to the Partner Buyouts. Same store NOI in the six months ended June 30, 2023 decreased by $20,000 from the corresponding period in 2022, due to a $1.3 million increase in rental revenues (and in particular, the increase in average rental rates) offset by a $1.3 million increase in real estate operating expenses. See "-Results of Operations - Six Months Ended June 30, 2023 Compared to the six Months ended June 30, 2022 " for a discussion of these changes.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

All of our mortgage debt bears interest at fixed rates. Our junior subordinated notes bear interest at the rate of 3 month Term SOFR plus 226 basis points. At June 30, 2023, the interest rate on these notes was 7.30%. Our credit facility bears interest at the prime rate. There was no balance outstanding on the credit facility at June 30, 2023. A 100 basis point increase in the rates would increase our related interest expense by approximately $374,000 annually and a 100 basis point decrease in the rates would decrease our related interest expense by $374,000 annually.

Item 4. Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based upon that evaluation, these officers concluded that as of June 30, 2023 our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2023	—	—	—	$5,000,000
May 1 - May 31, 2023	125,914	$17.82	125,914
June 1 - June 30, 2023	183,239	19.34	183,239	(1)
Total	309,153	$18.87	309,153
___________
(1) On June 14, 2023, the Board of Directors extended the term of our share repurchase program to December 31, 2025 and approved an increase in the authorization of the shares to be purchased to $10 million (inclusive of the approximate $1.99 million of shares that remained unpurchased pursuant to the $5.0 million share repurchase program authorized by the Board in 2021). We are authorized to repurchase shares in open market or privately negotiated transactions (including related party transactions).
From July 1 through July 31, 2023, we repurchased 45,612 shares of our common stock at an average price of $20.10 for an aggregate cost of $917,000. At August 1, 2023, we are authorized to repurchase up to $3.2 million of shares of our common stock.

Item 5. Other Information

None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c ) or any "non-Rule 10b5-1 trading arrangement" in effect at any time during the three months ended June 30, 2023.

Item 6. Exhibits

Exhibit No.	Title of Exhibits
10.1	Form of Performance Award Agreement dated June 27, 2023 and granted pursuant to the 2022 Incentive Plan
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Senior Vice President—Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Senior Vice President—Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements. XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Date File (formatted as inline XBRL and contained in Exhibit 101)
_______________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRT APARTMENTS CORP.

August 7, 2023	/s/ Jeffrey A. Gould
Jeffrey A. Gould, President and
Chief Executive Officer

August 7, 2023	/s/ George Zweier
George Zweier, Vice President
and Chief Financial Officer
(principal financial officer)