Form 10-Q
period 2023-09-30
BRT Apartments Corp.
filed 2023-11-06
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

18,596,389 Shares of Common Stock,
par value $0.01 per share, outstanding on November 1, 2023

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

Item 1. Financial Statements

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	September 30, 2023	December 31, 2022
	(unaudited)	(audited)
ASSETS
Real estate properties, net of accumulated depreciation and amortization of $74,108 and $55,195	$639,989	$651,603
Investments in unconsolidated joint ventures	34,501	42,576
Cash and cash equivalents	28,117	20,281
Restricted cash	769	872
Other assets	17,766	16,786
Total Assets	$721,142	$732,118
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $4,224 and $4,166	$422,935	$403,792
Junior subordinated notes, net of deferred costs of $262 and $277	37,138	37,123
Credit facility, net of deferred costs of $0 and $498	—	18,502
Accounts payable and accrued liabilities	24,272	22,631
Total Liabilities	484,345	482,048

Commitments and contingencies
Equity:
BRT Apartments Corp. stockholders' equity:
Preferred shares $0.01 par value 2,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized; 17,689 and 18,006 shares outstanding	177	180
Additional paid-in capital	269,273	273,863
Accumulated deficit	(32,662)	(23,955)
Total BRT Apartments Corp. stockholders’ equity	236,788	250,088
Non-controlling interest	9	(18)
Total Equity	236,797	250,070
Total Liabilities and Equity	$721,142	$732,118

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except shares and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Rental and other revenue from real estate properties	$23,510	$21,691	$69,704	$47,804
Other income	342	6	405	12
Total revenues	23,852	21,697	70,109	47,816
Expenses:
Real estate operating expenses - including $9 and $9 to related parties for the three months ended and $25 and $28 for the nine months ended	10,583	9,195	31,565	20,296
Interest expense	5,581	5,061	16,577	9,994
General and administrative - including $141 and $183 to related parties for the three months ended and $479 and $614 for the nine months ended	4,017	3,673	11,920	10,839
Depreciation and amortization	6,544	8,165	22,095	16,781
Total expenses	26,725	26,094	82,157	57,910
Total revenues less total expenses	(2,873)	(4,397)	(12,048)	(10,094)
Equity in earnings of unconsolidated joint ventures	426	135	1,705	1,315
Equity in earnings from sale of unconsolidated joint ventures properties	—	11,472	14,744	64,531
Gain on sale of real estate	604	—	604	6
Insurance recovery of casualty loss	261	—	476	—
Gain on insurance recoveries	—	62	240	62
Loss on extinguishment of debt	—	—	—	(563)
(Loss) income from continuing operations	(1,582)	7,272	5,721	55,257
Income tax (benefit) provision	(122)	178	5	976
(Loss) income from continuing operations, net of taxes	(1,460)	7,094	5,716	54,281
Net income attributable to non-controlling interest	(34)	(35)	(106)	(107)
Net (loss) income attributable to common stockholders	$(1,494)	$7,059	$5,610	$54,174

Weighted average number of shares of common stock outstanding:
Basic	17,851,715	17,928,197	18,022,975	17,721,700
Diluted	17,851,715	17,994,457	18,045,767	17,784,362

Per share amounts attributable to common stockholders:
Basic	$(0.08)	$0.37	$0.30	$2.91
Diluted	$(0.08)	$0.37	$0.27	$2.89

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balances, December 31, 2022	$180	$273,863	$(23,955)	$(18)	$250,070
Distributions - common stock - $0.25 per share	—	—	(4,847)	—	(4,847)
Restricted stock and restricted stock units vesting	2	(2)	—	—	—
Compensation expense - restricted stock and restricted stock units	—	1,410	—	—	1,410
Shares issued through DRIP	—	763	—	—	763
Net (loss) income	—	—	(4,098)	36	(4,062)
Balances, March 31, 2023	$182	$276,034	$(32,900)	$18	$243,334

Distributions - common stock - $0.25 per share	—	—	(4,816)	—	(4,816)
Compensation expense - restricted stock and restricted stock units	—	1,193	—	—	1,193
Distributions to non-controlling interests	—	—	—	(37)	(37)
Shares repurchased	(3)	(5,833)	—	—	(5,836)
Shares issues through DRIP	—	670	—	—	670
Net income	—	—	11,202	36	11,238
Balances, June 30, 2023	$179	$272,064	$(26,514)	$17	$245,746

Distributions - common stock - $0.25 per share	—	—	(4,654)	—	(4,654)
Compensation expense - restricted stock and restricted stock units	—	1,473	—	—	1,473
Distributions to non-controlling interests	—	—	—	(42)	(42)
Shares issues through DRIP	—	684	—	—	684
Shares repurchased	(2)	(4,948)	—	—	(4,950)
Net (loss) income	—	—	(1,494)	34	(1,460)
Balances, September 30, 2023	$177	$269,273	$(32,662)	$9	$236,797

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balances, December 31, 2021	$173	$258,161	$(55,378)	$(5)	$202,951
Distributions - common stock - $0.23 per share	—	—	(4,305)	—	(4,305)
Restricted stock vesting	2	(2)	—	—	—
Compensation expense - restricted stock and restricted stock units	—	974	—	—	974
Shares issued through equity offering program, net	1	3,037	—	—	3,038
Net income	—	—	11,508	36	11,544
Balances, March 31, 2022	$176	$262,170	$(48,175)	$31	$214,202

Distributions - common stock - $0.25 per share	—	—	(4,723)	—	(4,723)
Compensation expense - restricted stock and restricted stock units	—	1,001	—	—	1,001
Shares issued through equity offering program, net	2	3,085	—	—	3,087
Distributions to non-controlling interests	—	—	—	(60)	(60)
Net income	—	—	35,607	36	35,643
Balances, June 30, 2022	$178	$266,256	$(17,291)	$7	$249,150

Distributions - common stock - $0.22 per share	—	—	(4,720)	—	(4,720)
Compensation expense - restricted stock and restricted stock units	—	1,208	—	—	1,208
Contributions from non-controlling interests	—	—	—	—	—
Consolidation of investment in limited partnership	—	—	—	—	—
Distributions to non-controlling interests	—	—	—	(59)	(59)
Purchase of non-controlling interest	—	—	—	—	—
Shares issued through equity offering program, net	2	3,818	—	—	3,820
Shares issued through DRIP	—	622	—	—	622
Shares repurchased	—	—	—	—	—
Net income	—	—	7,059	35	7,094
Other comprehensive income	—	—	—	—	—
Comprehensive income					7,094
Balances, September 30, 2022	$180	$271,904	$(14,952)	$(17)	$257,115

See accompanying notes to consolidated financial statements

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$5,716	$54,281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,095	16,781
Amortization of deferred financing costs	799	399
Amortization of debt fair value adjustment	463	(28)
Amortization of restricted stock and restricted stock units	4,076	3,183
Equity in earnings of unconsolidated joint ventures	(1,705)	(1,315)
Equity in earnings from sale of unconsolidated joint venture properties	(14,744)	(64,531)
Gain on sale of real estate	(604)	(6)
Gain on insurance recovery	(240)	(62)
Loss on extinguishment of debt	—	563
Increases and decreases from changes in other assets and liabilities:
(Increase) decrease in other assets	(3,823)	1,820
Increase (decrease) in accounts payable and accrued liabilities	1,575	(2,635)
Net cash provided by operating activities	13,608	8,450

Cash flows from investing activities:
Improvements to real estate properties	(7,406)	(4,151)
Purchase of investment in joint ventures	—	(105,262)
Proceeds from the sale of real estate	711	4,385
Distributions from unconsolidated joint ventures	24,646	89,476
Contributions to unconsolidated joint ventures	(122)	(3,500)
Proceeds from insurance recoveries	240	62
Net cash provided by (used in) investing activities	18,069	(18,990)

Cash flows from financing activities:
Proceeds from mortgages payable	21,173	18,953
Mortgage payoffs	—	(26,761)
Mortgage principal payments	(2,435)	(1,475)
Proceeds from credit facility	—	22,000
Repayment of credit facility	(19,000)	(15,000)
Increase in deferred financing costs	(683)	(672)
Dividends paid	(14,251)	(13,136)
Distributions to non-controlling interests	(79)	(119)
Proceeds from the sale of common stock	—	9,945
Proceeds from issuance of DRIP shares	2,117	622
Repurchase of shares of common stock	(10,786)	—
Net cash used in financing activities	(23,944)	(5,643)

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2023	2022
Net increase in cash, cash equivalents and restricted cash:	7,733	(16,184)
Cash, cash equivalents and restricted cash at beginning of period	21,153	38,921
Cash, cash equivalents and restricted cash at end of period	$28,886	$22,737

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$15,310	$9,169
Cash paid for income taxes	$710	$291

Consolidation on buyout of partnership interests:
Increase in real estate assets	$—	$(370,513)
Increase in other assets	—	(17,489)
Increase in mortgage payable	—	231,896
Increase in deferred loan costs	—	(3,892)
Increase in accounts payable and accrued liabilities	—	6,278
Decrease in investment in unconsolidated joint ventures	—	48,458
	$—	(105,262)

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

	September 30,
	2023	2022
Cash and cash equivalents	$28,117	$21,865
Restricted cash	769	872
Total cash, cash equivalents and restricted cash, shown in consolidated statement of cash flows	$28,886	$22,737

BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2023

Note 1 – Organization and Background

BRT Apartments Corp. (the "Company" or "BRT"), a Maryland corporation, owns, operates and, to a lesser extent, holds interests in joint ventures that own multi-family properties. The Company conducts its operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes.
These multi-family properties may be wholly owned by the Company (including its consolidated subsidiaries) or by unconsolidated joint ventures in which the Company generally contributes a significant portion of the equity. At September 30, 2023, the Company: (i) wholly owns 21 multi-family properties located in eleven states with an aggregate of 5,420 units and a carrying value of $638,170,000; (ii) has interests, through unconsolidated entities, in seven multi-family properties located in four states with an aggregate of 2,287 units with a carrying value of $30,878,000; and (iii) owns other assets, through consolidated and unconsolidated subsidiaries, with a carrying value of $5,441,000. These 28 multi-family properties are located in 11 states; most of the properties are located in the Southeast United States and Texas.

Note 2 – Basis of Preparation

The accompanying interim unaudited consolidated financial statements, reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for such interim periods. The results of operations for the three and nine months ended September 30, 2023 and 2022, are not necessarily indicative of the results for the full year. The consolidated audited balance sheet as of December 31, 2022, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States ("GAAP"). Accordingly, these unaudited statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022 (the "Annual Report") filed with the Securities and Exchange Commission ("SEC").
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

Note 3 - Equity

Equity Distribution Agreements

Effective as of May 12, 2023, the Company (i) terminated the equity distributions agreements dated March 18, 2022, and (ii) entered into equity distribution agreements with three sales agents to sell up to $40,000,000 of its common stock from time-to-time in an at-the-market offering. During the three and nine months ended September 30, 2023, the Company did not sell any shares. During the three and nine months ended September 30, 2022, the Company sold 174,059 and 447,815 shares, respectively, at an average per share price of $22.22 and $22.50, respectively, for an aggregate sales price of $3,867,000 and $10,076,000, respectively, before commissions and fees of $48,000 and $131,000, respectively.
Common Stock Dividend Distribution
The Company declared a quarterly cash distribution of $0.25 per share, payable on October 11, 2023 to stockholders of record on October 3, 2023.

Dividend Reinvestment Plan

The Dividend Reinvestment Plan (the “DRP”), which has been in effect since June 2022, among other things, provides stockholders with the opportunity to reinvest all or a portion of their cash dividends paid on the Company’s common stock in additional shares of its common stock, at a discount, determined in the Company’s sole discretion, of up to 5% from the market price for the common stock (as such price is calculated pursuant to the DRP). The discount from the market price is currently 3%. During the three and nine months ended September 30, 2023, we issued 35,470 and 111,322 shares in lieu of cash dividends of $684,000 and $2,117,000, respectively. During the nine months ended September 30, 2022, 29,190 shares were issued in lieu of cash dividends of $622,000.
Stock Based Compensation

In 2022, the Company's board of directors adopted, and the stockholders' approved, the 2022 Incentive Plan (the "2022 Plan"). This plan permits the Company to grant: (i) stock options, restricted stock, restricted stock units, performance shares awards and any one or more of the foregoing, for up to a maximum of 1,000,000 shares; and (ii) cash settled dividend equivalent rights in tandem with the grant of restricted stock units and certain performance based awards. As of September 30, 2023, 408,746 shares are available for issuance pursuant to awards under the 2022 Plan. Awards to acquire 789,345 shares of common stock are outstanding under the 2020 Incentive Plan and the 2018 Incentive Plan (collectively the "Prior Plans") and no further awards may be made pursuant to the Prior Plans.

Restricted Stock Units
In July 2023 and June 2022, the Company issued restricted stock units (the "RSUs") to acquire up to 214,990 and 212,470 shares of common stock pursuant to the 2022 Incentive Plan, respectively. As of September 30, 2023, an aggregate of 637,835 of unvested restricted stock units are outstanding pursuant to the 2022 Plan and Prior Plans. Generally, the RSUs entitle the recipients, subject to continued service through the three-year vesting period to receive (i) the underlying shares if and to the extent certain performance and/or market conditions are satisfied at the vesting date, and (ii) an amount equal to the cash dividends that would have been paid during the three-year performance period with respect to the shares of common stock underlying the RSUs if, when, and to the extent, the related RSUs vest. The shares underlying the RSUs are not participating securities but are contingently issuable shares.
Expense is recognized on the RSUs which the Company expects to vest over the applicable vesting period. For the three months ended September 30, 2023 and 2022, the Company recorded $651,000 and $457,000, respectively, and for the nine months ended September 30, 2023 and 2022, the Company recorded $1,534,000 and $957,000, respectively, of compensation expense related to the amortization of unearned compensation with respect to the RSUs issued under the 2020 and 2022 Incentive Plans. At September 30, 2023 and December 31, 2022, $4,046,000 and $4,269,000 of compensation expense, respectively, has been deferred and will be charged to expense over the remaining vesting periods.

Restricted Stock
In January 2023 and 2022, the Company granted 163,914 and 158,973 shares, respectively, of restricted stock pursuant to the 2022 and 2020 Plan, respectively. As of September 30, 2023, an aggregate of 953,139 shares of unvested restricted stock are outstanding pursuant to the 2022 Plan and Prior Plans. The shares of restricted stock vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For financial statement purposes, the restricted stock is not included in the outstanding shares shown on the consolidated balance sheets until they vest, but is included in the earnings per share computation.
For the three months ended September 30, 2023 and 2022, the Company recorded $822,000 and $751,000, respectively, and for the nine months ended September 30, 2023 and 2022, the Company recorded $2,542,000 and $2,226,000, respectively, of compensation expense related to the amortization of unearned compensation with respect to the restricted stock awards. At September 30, 2023 and December 31, 2022, $8,330,000 and $7,728,000, respectively, has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods of these restricted stock awards. The weighted average remaining vesting period of these shares of restricted stock is 2.4 years.
Share Repurchase
In June 2023, the Board of Directors extended the term of the Company's share repurchase program from December 31, 2023 to December 31, 2025 and increased the existing repurchase authorization from $5,000,000 to $10,000,000 of shares.
In August 2023, the Board of Directors, after giving effect to repurchases of $3,250,000 of shares made since the June 2023 share repurchase authorization, increased the Company's share repurchase program by an additional $6,750,000 of shares to $10,000,000 of shares. During the three and nine months ended September 30, 2023, the Company repurchased 264,165 and 573,318 shares of common stock, respectively, at an average price per share of $18.74 and $18.81, respectively, for an aggregate cost of $4,950,000 and $10,786,000, respectively. As of September 30, 2023, the Company is authorized to repurchase up to $5,966,000 of shares. From October 1, 2023 through October 31, 2023, the Company repurchased 98,014 shares of common stock at an average price per share of $17.23 for an aggregate cost of $1,689,000. At October 31, 2023, the Company is authorized to repurchase up to $4,278,000 of shares of common stock
During the three and nine months ended September 30, 2022, the Company did not repurchase any shares of common stock.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator for basic and diluted earnings per share:
Net income	$(1,460)	$7,094	$5,716	$54,281
Deduct net income attributable to non-controlling interests	(34)	(35)	(106)	(107)
Deduct earnings allocated to unvested restricted stock	(73)	(349)	268	(2,684)
Net income available for common stockholders: basic and diluted	$(1,567)	$6,710	$5,878	$51,490

Denominator for basic earnings per share:
Weighted average number of common shares outstanding	17,851,715	17,928,197	18,022,975	17,721,700
Effect of dilutive securities:
RSUs	—	66,260	22,792	62,662
Denominator for diluted earnings per share:
Weighted average number of shares	17,851,715	17,994,457	18,045,767	17,784,362

Earnings per common share, basic	$(0.08)	$0.37	$0.30	$2.91
Earnings per common share, diluted	$(0.08)	$0.37	$0.27	$2.89

Note 4 - Leases

Lessor Accounting

The Company owns a commercial building in Yonkers, NY leased to two retail tenants under operating leases expiring from 2028 to 2035, with tenant options to extend the leases. Revenues from such leases are reported as rental income, net, and are comprised of (i) lease components, which includes fixed lease payments and (ii) non-lease components, which includes reimbursements of property level operating expenses. The Company does not separate non-lease components from the related lease components, as the timing and pattern of transfer are the same, and accounts for the combined component in accordance with ASC 842.

Lessee Accounting

The Company is a lessee under a ground lease in Yonkers, NY which is classified as an operating lease. The ground lease was set to expire September 30, 2024 and provided for one 21-year renewal option. The renewal option was exercised and the ground lease will expire on June 30, 2045. There are no further renewal options. As of September 30, 2023, the remaining lease term is 21.8 years.

The Company is a lessee under a corporate office lease in Great Neck, New York, which is classified as an operating lease. The lease expires on December 31, 2031 and provides a five-year renewal option. As of September 30, 2023, the remaining lease term, including renewal options deemed exercised, is 13.3 years.

As of September 30, 2023, the Company's Right of Use ("ROU") assets and lease liabilities were $2,230,000 and $2,356,000, respectively. As of December 31, 2022, the Company's ROU assets and lease liabilities were $2,371,000 and $2,472,000, respectively.

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

Note 5 ‑ Real Estate Properties

Real estate properties, consists of the following (dollars in thousands):

	September 30, 2023	December 31, 2022
Land	$74,246	$74,246
Building	616,997	617,041
Building improvements	22,854	15,511
Real estate properties	714,097	706,798
Accumulated depreciation	(74,108)	(55,195)
Total real estate properties, net	$639,989	$651,603

A summary of real estate properties owned is as follows (dollars in thousands):

	December 31, 2022 Balance	Improvements	Depreciation	Sale of Property	September 30, 2023 Balance
Multi-family	$649,701	$7,299	$(18,830)	$—	$638,170
Retail shopping center and other	1,902	107	(83)	(107)	1,819
Total real estate properties	$651,603	$7,406	$(18,913)	$(107)	$639,989

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

Buyout Date	Property Name	Location	Units	Remaining Interest Purchased	Purchase Price (1)
03/23/2022	Verandas at Alamo	San Antonio, TX	288	28.1%	$8,721
04/07/2022	Vanguard Heights	Creve Coeur, MO	174	21.6%	4,880
05/11/2022	Jackson Square	Tallahassee, FL	242	20%	7,215
05/24/2022	Brixworth at Bridge Street	Huntsville, AL	208	20%	10,697
05/26/2022	Woodland Apartments	Boerne, TX	120	20%	3,881
06/30/2022	Grove at River Place	Macon, GA	240	20%	7,485
07/12/2022	Civic I	Southaven, MS	392	25%	18,233
07/12/2022	Civic II	Southaven, MS	384	25%	17,942
07/14/2022	Abbotts Run	Wilmington, NC	264	20%	9,010
07/19/2022	Somerset at Trussville	Trussville, AL	328	20%	10,558
08/03/2022	Magnolia Pointe	Madison, AL	204	20%	7,246
			2,844		$105,868
__________________
(1) The purchase price gives effect to the purchase of the "promote interest" (as more fully described in the Annual Report) of the Company's joint venture partners and does not include closing costs of $2,191 and operating cash acquired from the ventures of $2,797.

Property Disposition
In September 2023, the Company sold a cooperative apartment unit in New York, NY for a sale price of $785,000 and recognized a gain on the sale of $604,000.
On February 2, 2022 the Company sold a vacant land parcel located in Daytona, Florida for a sales price of $4,700,000, and, after closing costs, recognized a nominal gain.

Contract to Acquire a Property

On March 8, 2023, the Company entered into an agreement to acquire a 238-unit multifamily property constructed in 2019 and located in Richmond, VA, for a purchase price of approximately $62,500,000. The purchase price includes the assumption of approximately $32,000,000 of U.S. Housing and Urban Development ("HUD") mortgage debt bearing an interest rate of 3.34% and maturing in 2061. The purchase is subject to the satisfaction of various conditions, including the approval by the mortgage lender of the Company's assumption of the mortgage debt. As of September 30, 2023, the Company paid a deposit of $1,250,000 on the property which will be forfeited, with certain exceptions, if the transaction is not completed. This amount is recorded in Other Assets in the Consolidated Balance Sheet at September 30, 2023.

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

Note 7 – Investment in Unconsolidated Ventures

At September 30, 2023 and December 31, 2022, the Company held interests in unconsolidated joint ventures that own seven and eight multi-family properties (the "Unconsolidated Properties"), respectively, and a property-in-development. The condensed balance sheets below present information regarding such properties (dollars in thousands):

	September 30, 2023	December 31, 2022
ASSETS
Real estate properties, net of accumulated depreciation of $67,399 and $66,945	$278,096	$318,304
Cash and cash equivalents	8,504	6,591
Other assets	50,789	35,372
Total Assets	$337,389	$360,267

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $1,185 and $1,421	$242,763	$255,261
Accounts payable and accrued liabilities	11,547	8,222
Total Liabilities	254,310	263,483
Commitments and contingencies
Equity:
Total unconsolidated joint venture equity	83,079	96,784
Total Liabilities and Equity	$337,389	$360,267

BRT's interest in joint venture equity	$34,501	$42,576

At the indicated dates, real estate properties of the unconsolidated joint ventures consist of the following (dollars in thousands):

	September 30, 2023	December 31, 2022
Land	$46,331	$59,404
Building	291,473	315,400
Building improvements	7,691	10,445
Real estate properties	345,495	385,249
Accumulated depreciation	(67,399)	(66,945)
Total real estate properties, net	$278,096	$318,304

At September 30, 2023 and December 31, 2022, the weighted average interest rate on the mortgages payable is 4.03% and 3.99%, respectively, and the weighted average remaining term to maturity is 5.3 years and 6.1 years, respectively.

The condensed income statements below present information regarding the Unconsolidated Properties (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Rental and other revenue	$10,636	$13,502	$34,244	$60,840
Total revenues	10,636	13,502	34,244	60,840

Expenses:
Real estate operating expenses	5,023	6,512	15,835	27,523
Interest expense	2,212	2,843	7,057	13,762
Depreciation	2,568	3,113	7,833	14,957
Total expenses	9,803	12,468	30,725	56,242
Total revenues less total expenses	833	1,034	3,519	4,598
Other equity earnings	3	12	119	89
Gain on insurance recoveries	—	—	65	567
Gain on sale of real estate	—	16,937	38,418	118,270
Loss on extinguishment of debt	—	(573)	(561)	(3,491)
Net income from joint ventures	$836	$17,410	$41,560	$120,033

BRT's equity in earnings and equity in earnings from sale of unconsolidated joint venture properties	$426	$11,607	$16,449	$65,846

Joint Venture Sales

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

During the nine months ended September 30, 2022, the unconsolidated joint ventures in which the Company had equity interests, sold the following properties:

Property	Date of Sale	Units	Interest Sold	Sales Price	Gain on Sale	BRT Share of Gain	Mtge Debt at Sale Date	Loss on extinguishment of debt	BRT Share of extinguishment of debt
The Verandas at Shavano, San Antonio, TX	2/8/2022	288	65%	$53,750	$23,652	$12,961	$25,100	$—	$—
Retreat at Cinco Ranch, San Antonio, TX	6/14/2022	268	75%	68,300	30,595	17,378	30,096	1,257	686
The Vive, Kannapolis, NC	6/30/2022	312	65%	91,250	47,086	22,720	31,420	1,631	787
Waters Edge, Columbia, SC	8/31/2022	204	80%	$32,400	$16,937	$11,472	$12,241	573	388
		1,072		$245,700	$118,270	$64,531	$98,857	$3,461	$1,861
Acquisition of Interest in Joint Venture
On March 10, 2022, the Company purchased a 17.45% interest in a planned 240-unit development property, Stono Oaks, located in Johns Island, SC. The purchase price for the interest was $3,500,000. During the nine months ended September 30, 2023, the Company funded a $122,000 capital call for this joint venture.

Note 8 – Debt Obligations

Debt obligations consist of the following (dollars in thousands):

	September 30, 2023	December 31, 2022
Mortgages payable	$427,159	$407,958
Junior subordinated notes	37,400	37,400
Credit facility (1)	—	19,000
Deferred financing costs	(4,486)	(4,941)
Total debt obligations, net of deferred costs	$460,073	$459,417
__________________________________________
(1) Excludes $342,000 of deferred financing costs which are reflected in other assets at September 30, 2023.

Mortgages Payable

At September 30, 2023, the weighted average interest rate on the Company's mortgage payables was 4.02% and the weighted average remaining term to maturity is 7.3 years. For the three months ended September 30, 2023 and 2022, interest expense, which includes amortization of deferred financing costs, was $4,774,000 and $4,423,000, respectively. For the nine months ended September 30, 2023 and 2022, interest expense, which includes amortization of deferred financing costs, was $14,063,000 and $8,749,000, respectively.

On February 24, 2023, the Company obtained mortgage debt of $21,173,000 on its Silvana Oaks - North Charleston, SC multi-family property; such mortgage debt matures in March 2033, bears an interest rate of 4.45% and is interest only for the term of the mortgage.

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

On August 28, 2023, the facility was amended to convert the index on which interest on the credit facility is calculated from the prime rate to SOFR and to adjust the interest rate floor. After giving effect to the amendment, the interest rate on the credit facility, which adjusts monthly and is subject to a floor of 6.0%, equals one-month term SOFR plus 250 basis points. The interest rate in effect as of September 30, 2023 is 7.81%. There is an unused facility fee of 0.25% per annum on the total amount committed by VNB and unused by the Company. At September 30, 2023, the Company is in compliance in all material respects with its obligations under the facility.

At September 30, 2023, there was no outstanding balance on the facility and at December 31, 2022, the outstanding balance was $19,000,000. At September 30, 2023 and December 31, 2022, $60,000,000 and $41,000,000, respectively, was available to be borrowed. At November 1, 2023, there was no outstanding balance on the facility and $60,000,000 available to be borrowed. Interest expense for the three months ended September 30, 2023 and 2022, which includes amortization of deferred financing costs and unused fees, was $91,000 and $227,000, respectively. Interest expense for the nine months ended September 30, 2023 and 2022, which includes amortization of deferred financing costs and unused fees, was $482,000 and $334,000, respectively. Deferred financing costs of $342,000 and $498,000, are recorded on the Consolidated balance sheets at September 30, 2023 and December 31, 2022, respectively.

Junior Subordinated Notes

At September 30, 2023 and December 31, 2022, the outstanding principal balance of the Company's junior subordinated notes was $37,400,000, before deferred financing costs of $262,000 and $277,000, respectively. The interest rate on outstanding balance resets quarterly and is equal to three month term SOFR + 2.26%. The interest rate in effect at September 30, 2023 and 2022 was 7.63% and 4.78%, respectively. The interest rate that will be in effect for the three months beginning October 31, 2023 is 7.65%. The notes mature April 30, 2036.

The junior subordinated notes require interest only payments through the maturity date of April 30, 2036, at which time repayment of the outstanding principal and unpaid interest become due. Interest expense for the three months ended September 30, 2023 and 2022, which includes amortization of deferred financing costs, was $716,000 and $413,000, respectively. Interest expense for the nine months ended September 30, 2023 and 2022, which includes amortization of deferred financing costs, was $2,032,000 and $911,000, respectively.

Note 9 – Related Party Transactions

The Company has retained certain of its executive officers and Fredric H. Gould, a director, among other things, to participate in the Company's multi-family property analysis and approval process (which includes service on an investment committee), provide investment advice, and provide long-term planning and consulting with executives and employees with respect to other business matters, as required. The aggregate fees incurred for these services in each of the three months ended September 30, 2023 and 2022 were $385,000 and $367,000, respectively, and $1,155,000 and $1,101,000 for the nine months ended September 30, 2023 and 2022, respectively.

Management of certain properties owned by the Company and certain joint venture properties is provided by Majestic Property Management Corp. ("Majestic Property"), a company wholly owned by Fredric H. Gould. Certain of the Company's officers and directors are also officers and directors of Majestic Property. Majestic Property may also provide real estate brokerage and construction supervision services to these properties. These fees amounted to $17,000 and $9,000 for the three months ended September 30, 2023 and 2022, respectively and $33,000 and $28,000 for the nine months ended September 30, 2023 and 2022, respectively.

Pursuant to a shared services agreement between the Company and several affiliated entities, including Gould Investors
L.P. ("Gould Investors"), the owner and operator of a diversified portfolio of real estate and other assets, and One Liberty Properties, Inc., a NYSE listed equity REIT, (i) the services of the part- time personnel that perform certain executive, administrative, legal, accounting and clerical functions and (ii) certain facilities and other resources, are provided to the Company. The allocation of expenses for the facilities, personnel and other resources shared by, among others, the Company and Gould Investors, is computed in accordance with such agreement and is included in general and administrative expense on the consolidated statements of operations. During the three months ended September 30, 2023 and 2022, allocated general and administrative expenses reimbursed by the Company to Gould Investors pursuant to the shared services agreement aggregated $141,000 and $183,000, respectively and $478,000 and $614,000 for the nine months ended September 30, 2023 and 2022, respectively. Jeffrey A. Gould and Matthew J. Gould, executive officers and directors of the Company are executive officers of Georgetown Partners, LLC, the managing general partner of Gould Investors.

During the nine months ended September 30, 2023, in connection with its stock repurchase program, the Company purchased from Mitchell Gould, an Executive Vice President, 50,000 shares of Company common stock at a total cost of $1,008,000, at the closing price of the common stock on the date the parties agreed to the transaction.

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

Junior subordinated notes: At September 30, 2023 and December 31, 2022, the estimated fair value of the notes is lower than their carrying value by approximately $3,668,000 and $4,695,000, respectively, based on a market interest rate of 8.52% and 7.91%, respectively. The Company values its junior subordinated notes using a discounted cash flow analysis on the expected cash flows of each instrument.

Mortgages payable: At September 30, 2023, the estimated fair value of the Company’s mortgages payable is lower than their carrying value by approximately $50,853,000, assuming market interest rates between 5.59% and 6.94%. At December 31, 2022, the estimated fair value of the Company's mortgages payable was lower than their carrying value by approximately $37,500,000, assuming market interest rates between 5.18% and 6.23%. Market interest rates were determined using rates which the Company believes reflects institutional lender yield requirements at the balance sheet dates. The Company values its mortgages payable using a discounted cash flow analysis on the expected cash flows of each instrument.

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

The Company is one of several defendants in a wrongful death lawsuit seeking an unspecified amount in excess of $1,000,000 and an unspecified amount of exemplary damages. The Company’s primary insurance carrier is defending the claim. The Company and certain other defendants have agreed to settle this lawsuit for approximately $325,000; the settlement remains subject to, among other things, the execution of certain additional documentation and court approval. This settlement amount will be fully funded by the Company’s insurance carrier.

Note 12 – Subsequent Events

Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of September 30, 2023, that warrant additional disclosure, have been included in the notes to the consolidated financial statements.

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

Forward-looking statements contained in this Quarterly Report are based on our beliefs, assumptions and expectations of our future performance taking into account the information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or within our control, and which could materially affect actual results, performance or achievements. Factors which may cause actual results to vary from our forward-looking statements include, but are not limited to:

•the forfeiture of BRT's deposit with respect to the purchase of a multi-family property in Richmond, VA;

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

Table of Content
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
•risks associated with the stock ownership restrictions of the Internal Revenue Code of 1986, as amended (the "Code") for REITs and the stock ownership limit imposed by our charter; and
•the other factors described in our Annual Report on Form 10-K for the year ended December 31, 2022 (the "Annual Report") including those set forth in such report under the captions "Item 1. Business," "Item 1A. Risk Factors," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".
We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this report. Except to the extent otherwise required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the filing of this report or to reflect the occurrence of unanticipated events thereafter.

Overview
We are an internally managed real estate investment trust, also known as a REIT, that owns, operates and, to a lesser extent, holds interests in joint ventures that own and operate multi-family properties. At September 30, 2023, we: (i) wholly-own 21 multi-family properties with an aggregate of 5,420 units and a carrying value of $638.2 million; (ii) have ownership interests, through unconsolidated entities, in seven multi-family properties with 2,287 units and a carrying value of $30.9 million; and (iii) own other assets, through consolidated and unconsolidated subsidiaries, with a carrying value of $5.4 million. The 28 properties are located in 11 states; most of the properties are located in the Southeast United States and Texas.

Challenges and Uncertainties as a Result of the Uncertain Economic Environment

As more fully described in (i) our Annual Report, and in particular, the sections thereof entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and (ii) below, we face challenges (e.g., inflation, rising interest rates and decelerating increases in rental rates) due to the uncertain economic environment which may limit our ability or willingness (i) to acquire (or complete the acquisition of previously contracted for) properties, (ii) grow rental income or (iii) control our real estate operating expenses, some of which, such as real estate tax and insurance expense, we have a very limited ability to control.

Table of Content

Proposed Purchase of Richmond, VA Property
On March 8, 2023, we entered into an agreement to acquire a 238-unit multifamily property constructed in 2019 and located in Richmond, VA, for a purchase price of approximately $62.5 million. The purchase price includes the assumption of approximately $32 million of mortgage debt bearing an interest rate of 3.34% and maturing in 2061. The purchase is subject to the satisfaction of various conditions, including the approval by the mortgage lender of our assumption of the mortgage debt. As of September 30, 2023, there is a $1.3 million deposit on this property, which we will forfeit if we do not, with certain exceptions, complete this acquisition. To complete this purchase, we anticipate that we will have to draw on our credit facility which, at November 1, 2023, bears an interest rate of approximately 7.82% or obtain mortgage financing from our unencumbered properties. There is uncertainty as to whether this transaction will be completed.
Share repurchases

In August 2023, the Board of Directors increased the Company's share repurchase program by an additional approximate $6.7 million of shares to $10 million of shares of common stock.
During the quarter ended September 30, 2023, we repurchased 264,165 shares of common stock at an average price of $18.74 for an aggregate cost of $4.9 million. From October 1 through October 31, 2023, we repurchased 98,014 shares of our common stock at an average price of $17.23 per share for an aggregate cost of $1.7 million. After giving effect to these repurchases, we are authorized to repurchase up to $4.3 million of additional shares of our common stock.
We anticipate that due to the uncertain acquisition environment, and the current price of our common stock, that, in the near term, we may continue to repurchase our common stock.

Activities During the Three Months Ended September 30, 2023

On August 28, 2023, our credit facility was amended to convert the index on which interest is calculated from the prime rate to SOFR and to adjust the interest rate floor. After giving effect to the amendment, the interest rate on the credit facility, which adjusts monthly and is subject to a floor of 6.0%, equals one-month term SOFR plus 250 basis points. The interest rate in effect as of September 30, 2023 is 7.81% and at such date we were in compliance in all material respects with our obligations under the facility.

Results of Operations

Three months ended September 30, 2023 compared to three months ended September 30, 2022.
As used herein, the term "same store properties" refers to operating properties that were wholly owned for the entirety of the periods presented. For the three months ended September 30, 2023 and 2022, there were 11 same store properties in our consolidated portfolio. As used in the comparison of the three months ended September 30, 2023 and 2022, the term "Partner Buyouts" refers to our purchase in 2022 of the interests of our joint venture partners at five properties during the three months ended September 30, 2022. See note 5 - Real Estate Properties - to our consolidated financial statements.

Revenues

The following table compares our revenues for the periods indicated:

	Three Months Ended September 30,
(Dollars in thousands):	2023	2022	Increase (Decrease)	% Change
Rental and other revenue from real estate properties	$23,510	$21,691	$1,819	8.4%
Other income	342	6	336	N/M
Total revenues	$23,852	$21,697	$2,155	9.9%

Rental and other revenue from real estate properties

The increase was due to:

•$1.4 million from the Partner Buyouts, and
•$723,000 from same store properties primarily due to an increase in rental rates across most of the portfolio.
The increase was offset by a $291,000 decrease due to a decline in occupancy rates across most of the portfolio (including an aggregate of $144,000 at Verandas at Alamo Ranch - San Antonio, TX ("Alamo Ranch") and at Bells Bluff - West Nashville, TN ("Bells Bluff), due primarily, with respect to the former, to a tightening of the tenant screening process, and with respect to the latter, to increased supply in its market and a change in market demand for certain apartment types).

Other Income

The increase in the current three month period ended September 2023, is primarily due to the impact of rising interest rates on our cash balances.

Expenses

The following table compares our expenses for the periods indicated:

	Three Months Ended September 30,
(Dollars in thousands)	2023	2022	Increase (Decrease)	% Change
Real estate operating expenses	$10,583	$9,195	$1,388	15.1%
Interest expense	5,581	5,061	520	10.3%
General and administrative	4,017	3,673	344	9.4%
Depreciation and amortization	6,544	8,165	(1,621)	(19.9)%
Total expenses	$26,725	$26,094	$631	2.4%

Table of Content
Real estate operating expense.

The change is due to the following increases:

•$878,000 from same store properties, including:
–$447,000 due to the master insurance program implemented in December 2022;
–$238,000 due to general cost increases across various expense categories and properties; and
–$193,000 due to repairs and maintenance and replacements due to general cost increases and increased unit turns.

•$476,000 from the Partner Buyouts.

Interest expense.

The increase is due to:

•$303,000 due to a 318 basis point increase on the interest rate on our junior subordinated debt; and
•$265,000 from the Partner Buyouts.

The increase was offset by a $134,000 decline in interest expense due to a reduction in the balance outstanding on our credit facility.

General and administrative
The increase is due primarily to a $320,000 increase in compensation expense - specifically, increases of:

•$180,000 due to the inclusion, for the entire three months ended September 30, 2023, of the amortization expense related to the performance and market based restricted stock units (the "RSUs") granted in June 2023; and
•$123,000 of other components of compensation expense, including $70,000 related to the amortization of restricted stock granted in January 2023.

Depreciation and amortization
The decrease is due primarily to a $1.6 million decline due to reduced depreciation related to lease intangibles from properties that were subject to the Partner Buyouts in 2022.

Gain on Sale of Real Estate

In the three months ended September 30, 2023, we sold a cooperative apartment in New York for a sales price of $785,000 and recognized a gain of $604,000 on the sale.

Insurance recovery of casualty loss

During the quarter ended September 30, 2023, we received $261,000 in insurance proceeds (in addition to $215,000 previously received) as reimbursement for expenses incurred related to a winter storm in December 2022. There was no similar recovery in the corresponding 2022 period.

Income tax provision (benefit)

Income tax provision (benefit) in the quarter ended September 30, 2023, decreased $300,000 to a benefit of $122,000 from an expense of $178,000 in the corresponding quarter in the prior year. The change is primarily the result of the reversal of previously accrued expense and the anticipated receipt of refunds from the 2022 tax year.

Table of Content
Unconsolidated Joint Ventures - Results of Operations

Equity in earnings of unconsolidated joint ventures.
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

	Three Months Ended September 30,
	2023	2022	Increase (Decrease)	% change
Rental and other revenues from unconsolidated joint ventures	$10,636	$13,502	$(2,866)	(21.2)%

Real estate operating expense from unconsolidated joint ventures	5,023	6,512	(1,489)	(22.9)%
Interest expense from unconsolidated joint ventures	2,212	2,843	(631)	(22.2)%
Depreciation from unconsolidated joint ventures	2,568	3,113	(545)	(17.5)%
Total expenses from unconsolidated joint ventures	9,803	12,468	(2,665)	(21.4)%

Total revenues less total expenses from unconsolidated joint ventures	833	1,034	(201)	(19.4)%

Other equity earnings	3	12	(9)	(75.0)%
Gain on sale of real estate from unconsolidated joint ventures	—	16,937	(16,937)	(100.0)%
Loss on extinguishment of debt from unconsolidated joint ventures	—	(573)	573	(100.0)%
Net income from unconsolidated joint ventures	$836	$17,410	$(16,574)	(95.2)%

Equity in earnings of unconsolidated joint ventures and equity in earnings from sale of unconsolidated joint venture properties	$426	$11,607	$(11,181)	(96.3)%

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
Rental and other revenues from unconsolidated joint ventures
The components of the decrease include:

•$1.9 million from the sale of the Chatham Court and Reflections property - Dallas, TX ("Chatham Sale") in 2023;
•$963,000 from Partner Buyouts; and
•$532,000 primarily from the sale of the Waters Edge property-Columbia, SC. ("Waters Edge Sale") 2022.

Offsetting the decrease was a $499,000 increase from same store properties due to increased rental rates, net of the impact of a decrease in occupancy rates.

Real estate operating expenses from unconsolidated joint ventures
The components of the decrease are:

•$954,000 from the Chatham Sale.
•$621,000 primarily from the Waters Edge Sale; and
•$431,000 from the Partner Buyouts.

Offsetting this decrease was a $517,000 increase in such expenses at same store properties due primarily to increased real estate taxes, including the inclusion, in the corresponding period of the prior year, of the receipt of a $152,000 tax refund and, to a lesser extent, increases in personnel costs, utilities and insurance expense.

Table of Content
Interest expense from unconsolidated joint ventures.
The decrease is due to the decrease in mortgage debt due to property sales and the Partner Buyouts-in particular:
•$269,000 from the Chatham Sale;
•$232,000 from the Partner Buyouts; and
•$92,000 from the Waters Edge Sale.

Depreciation from unconsolidated joint ventures
The components of the decrease include:
•$272,000 from the Partner Buyouts;
•$262,000 from the Chatham Sale; and
•$272,000 from the Waters Edge Sale.

Loss on extinguishment of debt from unconsolidated joint ventures
In the three months ended September 30, 2022, we recognized a loss on the early extinguishment of debt of $573,000 in connection with the Waters Edge sale. There was no similar loss in the 2023 corresponding period.
Gain on sale of real estate from unconsolidated joint ventures
In three months ended September 30, 2022, we recognized a gain on the sale of real estate of $16.9 million from the Waters Edge sale. There was no similar gain in the 2023 corresponding period.

Table of Content
Results of Operations

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022.
As used herein, the term "same store properties" refers to operating properties that were wholly owned for the entirety of the periods presented. For the nine months ended September 30, 2023 and 2022, there were ten same store properties in our consolidated portfolio. As used in the comparison of the nine months ended September 30, 2023 and 2022, the term "Partner Buyouts" refers to our purchase in 2022 of the interests of our joint venture partners at 11 properties.

Revenues

The following table compares our revenues for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands):	2023	2022	Increase (Decrease)	% Change
Rental and other revenue from real estate properties	$69,704	$47,804	$21,900	45.8%
Other income	405	12	393	3,275.0%
Total revenues	$70,109	$47,816	$22,293	46.6%

Rental and other revenue from real estate properties

The increase was due to:

•$20.3 million from the Partner Buyouts, and
•$2.3 million at same store properties due to an increase in average rental rates.
The increase was offset by a $799,000 decrease due to a decline in occupancy rates at same store properties, including $262,000 at Bells Bluff which experienced a decline in occupancy due to increased supply in the market and a change in market demand for certain unit types.

Other Income

The increase in the three months ended September 2023, is primarily due to the impact of rising interest rates on our cash balances.

Expenses

The following table compares our expenses for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	Increase (Decrease)	% Change
Real estate operating expenses	$31,565	$20,296	$11,269	55.5%
Interest expense	16,577	9,994	6,583	65.9%
General and administrative	11,920	10,839	1,081	10.0%
Depreciation and amortization	22,095	16,781	5,314	31.7%
Total expenses	$82,157	$57,910	$24,247	41.9%

Real estate operating expense.

The change is due to the following increases:

•$9.6 million from the Partner Buyouts, and
•$1.6 million from same store properties, including an approximate:

Table of Content
–$633,000 in insurance expense due to the implementation, in December 2022, of the master insurance program;
–$399,000 of repair, maintenance and replacements (including $116,000 related to expenses related to the December 2022 blizzard);
–$393,000 of various miscellaneous expenses across the portfolio; and
–$213,000 increase in utility expense, including approximately $102,000 at Bells Bluff, primarily due to a water leak.

Interest expense.

The change is due to increases of:

•$5.3 million from the Partner Buyouts;
•$1.1 million due to an increase on the interest rate on our junior subordinated debt; and
•$150,000 primarily due to increases in unused credit facility fees and deferred fee amortization related to our credit facility.

General and administrative
The increase is due primarily to a $1.1 million increase in compensation expense - specifically, increases of:

•$396,000 due to the inclusion, for the entire nine months ended September 30, 2023, of the amortization expense related to the RSUs granted in June 2022;
•$314,000 due to the amortization expense related to restricted stock, including an increase of $287,000 related to the restricted stock granted in January 2023 as a result of the higher fair value of the shares granted in 2023 in comparison to the value of the restricted stock granted in 2018;
•$219,000 in salaries and other components of cash compensation, due to higher levels of compensation and, to a lesser extent, an increase in the number of employees; and
•$181,000 due to the inclusion of amortization expense related to the RSU's granted in June 2023.

Depreciation and amortization
The increase is due primarily to $7.4 million from the Partner Buyouts, offset by a $2.1 million decline due to reduced depreciation related to lease intangibles.

Insurance recovery of casualty loss

During the nine months ended September 30, 2023, we received $604,000 in insurance proceeds as reimbursement for expenses incurred related to a winter storm in December 2022. There was no similar recovery in the corresponding 2022 period.

Gain on insurance recoveries

During the nine months ended September 30, 2023, we received a $240,000 payment, representing the final payment made by the insurance carrier with respect to damage we sustained at The Woodland Apartments - Boerne, TX in 2021.

Income tax provision

Income tax provision for the nine months ended September 30, 2023, decreased $971,000 to $5,000 from $976,000 in the corresponding period of the prior year. The decline is primarily the result of increased state tax provision recorded in the nine months ended September 30, 2022, the result of higher gains that were reported from the sale of properties by unconsolidated joint ventures.

Table of Content
Unconsolidated Joint Ventures - Results of Operations

Equity in earnings of unconsolidated joint ventures.
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

	Nine Months Ended June 30,
	2023	2022	Increase (Decrease)	% change
Rental and other revenues from unconsolidated joint ventures	$34,244	$60,840	$(26,596)	(43.7)%

Real estate operating expense from unconsolidated joint ventures	15,835	27,523	(11,688)	(42.5)%
Interest expense from unconsolidated joint ventures	7,057	13,762	(6,705)	(48.7)%
Depreciation from unconsolidated joint ventures	7,833	14,957	(7,124)	(47.6)%
Total expenses from unconsolidated joint ventures	30,725	56,242	(25,517)	(45.4)%

Total revenues less total expenses from unconsolidated joint ventures	3,519	4,598	(1,079)	(23.5)%

Other equity earnings	119	89	30	33.7%
Gain on insurance recoveries from unconsolidated joint ventures	65	567	(502)	(88.5)%
Gain on sale of real estate from unconsolidated joint ventures	38,418	118,270	(79,852)	(67.5)%
Loss on extinguishment of debt from unconsolidated joint ventures	(561)	(3,491)	2,930	(83.9)%
Net income from unconsolidated joint ventures	$41,560	$120,033	$(78,473)	(65.4)%

Equity in earnings of unconsolidated joint ventures and equity in earnings from sale of unconsolidated joint venture properties	$16,449	$65,846	$(49,397)	(75.0)%

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
Rental and other revenues from unconsolidated joint ventures
The components of the decrease include:

•$18.4 million from the Partner Buyouts;
•$7.6 million from the sale in 2022 of four properties (i.e., Verandas at Shavano - San Antonio, TX , Retreat at Cinco Ranch Katy, TX ,The Vive - Kannapolis, NC , and Waters Edge at Harbison - Columbia, SC ; collectively (the "2022 Sales"); and
•$2.4 million from the Chatham Sale.

Offsetting the decrease was a $1.9 million increase from same store properties due to increased rental rates, net of the impact of a decrease in occupancy rates.

Real estate operating expenses from unconsolidated joint ventures

The components of the decrease are:

•$7.8 million from the Partner Buyouts;
•$4.1 million from the 2022 Sales; and

Table of Content
•$1.2 million from the Chatham Sale.

Offsetting this decrease was a $1.4 million increase in such expenses at same store properties, particularly with respect to real estate taxes, utilities, insurance and payroll.

Interest expense from unconsolidated joint ventures.
The decrease is due to the decrease in mortgage debt due to property sales and the Partner Buyouts-in particular:
•$4.5 million from the Partner Buyouts;
•$1.8 million from the 2022 Sales; and
•$364,000 from the Chatham Sale.

Depreciation from unconsolidated joint ventures
The components of the decrease include:
•$5.1 million from the Partner Buyouts;
•$1.2 million from the 2022 Sales properties; and
•$615,000 from the Chatham Sale.

Gain on insurance recoveries from unconsolidated joint ventures
During the nine months ended September 30, 2022, we recognized $567,000 in gains primarily due to our receipt of insurance recoveries from claims on two properties located in Texas that were damaged in a February 2021 ice storm, which receipts exceeded the assets previously written off. During the nine months ended September 30, 2023, we recognized a small gain from insurance recoveries related to a claim at a property.
Gain on sale of real estate from unconsolidated joint ventures
During the nine months ended September 30, 2023, we recognized a gain on the sale of real estate of $38.4 million from the Chatham Sale. During the nine months ended September 30, 2022, we recognized gain on the sale of real estate of $118.3 million from the sale of four properties.

Loss on extinguishment of debt from unconsolidated joint ventures
During the nine months ended September 30, 2023, we recognized a loss on the early extinguishment of debt of $561,000 in connection with the Chatham Sale. During the nine months ended September 30, 2022, we recognized a loss on early extinguishment of debt of $3.5 million in connection with the sale of four properties.

Table of Content
Liquidity and Capital Resources

We require funds to pay operating expenses and debt service obligations, acquire properties, make capital and other improvements, fund capital contributions, pay dividends and repurchase our common stock. Generally, our primary sources of capital and liquidity are the operations of our multi-family properties (including distributions from the operations of our multi-family joint ventures), mortgage debt financings and re-financings, the sale/issuance of shares of our common stock pursuant to our at-the-market equity distribution and dividend reinvestment program, borrowings from our credit facility and our available cash. At November 1, 2023, our available liquidity was $81.7 million, including $21.7 million of cash and cash equivalents and $60 million available under our credit facility.
We anticipate that from October 1, 2023 through December 31, 2026, our operating expenses, $105.3 million of mortgage amortization and interest expense (including $38.4 million from unconsolidated joint ventures), $15.4 million and $118.1 million of balloon payments with respect to mortgages maturing in 2025 and 2026, respectively (including $48.6 million maturing in 2026 from unconsolidated joint ventures), estimated capital expenditures (for 2023 only) of $2.7 million (including an estimated $785,000 for our value add program), interest expense on our junior subordinated notes, estimated cash dividend payments of at least $65.2 million (assuming (i) the current quarterly dividend rate of $0.25 per share and (ii) 18.6 million shares outstanding), will be funded from cash generated from operations (including distributions from unconsolidated joint ventures), property sales, obtaining mortgage debt financing on unencumbered properties and, to the extent available, our credit facility. Our operating cash flow and available cash is insufficient to fully fund the $133.5 million of balloon payments due through 2026, and if we are unable to refinance such debt on acceptable terms, we may need to issue additional equity or dispose of properties, in each case on potentially unfavorable terms.
Our ability to acquire additional multi-family properties and implement value-add projects is limited by our available cash and our ability to (i) draw on our credit facility, (ii) obtain, on acceptable terms, mortgage debt from lenders, and (iii) raise capital from the sale of our common stock. See - "Proposed Purchase of Richmond Property".
At September 30, 2023, we had mortgage debt of $672.6 million (including $243.9 million of mortgage principal debt of our unconsolidated subsidiaries). The mortgage debt at our: (i) consolidated subsidiaries had a weighted average interest rate of 4.02% and a weighted average remaining term to maturity of approximately 7.3 years, and (ii) at our unconsolidated subsidiaries had a weighted average interest rate of 4.25% and a remaining term to maturity of approximately 5.3 years.
Capital improvements at (i) two unconsolidated multi-family properties will be funded by approximately $769,000 of restricted cash available at September 30, 2023 and the cash flow from operations at such properties and (ii) other properties will be funded from the cash flow from operations of such properties.
Junior Subordinated Notes
As of September 30, 2023, $37.4 million (excluding deferred costs of $262,000) in principal amount of our junior subordinated notes is outstanding. These notes mature in April 2036, contain limited covenants (including covenants prohibiting us from paying dividends or repurchasing capital stock if there is an event of default (as defined therein) on these notes), are redeemable at our option and bear an interest rate, which resets and is payable quarterly, at a rate of three-month term SOFR plus 250 basis points. At September 30, 2023 and 2022, the interest rate on these notes was 7.63% and 4.78%, respectively. The interest rate that will be in effect for the three months ending January 31, 2024 is 7.65%%.
Credit Facility
Our credit facility with VNB New York, LLC, an affiliate of Valley National Bank (collectively, "VNB"), allows us to borrow, subject to compliance with borrowing base requirements and other conditions, up to $60 million, (i) for the acquisition of, and investment in, multi-family properties, (ii) to repay mortgage debt secured by multi-family properties and (iii) for Operating Expenses (i.e., working capital (including dividend payments) and operating expenses); provided, that not more than $25 million may be used for Operating Expenses. The credit facility is secured by cash accounts maintained by us at VNB (and we are required to maintain substantially all of our bank accounts at VNB), and the pledge of our interests in the entities that own the unencumbered multi-family properties used in calculating the borrowing base. The credit facility bears an annual interest rate, which resets monthly, equal to the one-month term SOFR plus 250 basis points, with a floor of 6.00%. The interest rate in effect as of September 30, 2023 was 7.81%. There is an annual fee of 0.25% on the total amount committed by VNB and unused by us. The credit facility matures in September 2025. Net proceeds received from the sale, financing or refinancing of our properties are generally required to be used to repay amounts outstanding on the facility. As of November 1, 2023, there was no outstanding balance on the credit facility and $60 million is available to be borrowed thereunder. The interest rate in effect at November 1, 2023 is 7.82%

Table of Content
The terms of the credit facility include certain restrictions and covenants which, among other things, limit the incurrence of liens, require that we maintain and include in the collateral securing the facility at least three unencumbered properties with an aggregate value(as calculated pursuant to the facility) of at least $75 million, and require compliance with financial ratios relating to, among other things, maintaining a minimum tangible net worth of $140 million, the minimum amount of debt service coverage with respect to the properties (and amounts drawn on the credit facility) used in calculating the borrowing base. Net proceeds received from the sale, financing or refinancing of wholly-owned properties are generally required to be used to repay amounts outstanding under the credit facility.
At September 30, 2023, we were in compliance in all material respects with the requirements of the facility.

Other Financing Sources and Arrangements

At September 30, 2023, we are joint venture partners in unconsolidated joint ventures which own seven multi-family properties and a development project, and the distributions to us from these joint venture properties of $1.4 million in the quarter ended September 30, 2023 contributed to our liquidity and cash flow. Further, we may be required to make significant capital contributions with respect to these properties. At September 30, 2023, these joint venture properties have a net-equity carrying value of $30.9 million and are subject to mortgage debt, which is not reflected on our consolidated balance sheet, of $242.8 million. Although BRT Apartments Corp. is not the obligor with respect to such mortgage debt, the loss of any of these properties due to mortgage foreclosure or similar proceedings would have a material adverse effect on our results of operations and financial condition. See note 7 to our consolidated financial statements.

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

On October 11, 2023, we paid a quarterly cash dividend of $0.25 per share.

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

Application of Critical Accounting Estimates

A complete discussion of our critical accounting estimates is included in our Annual Report. There have been no changes in such estimates.

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

The tables below provides a reconciliation of net loss determined in accordance with GAAP to FFO and AFFO on a dollar and per share basis for each of the indicated periods (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
GAAP Net (loss) income attributable to common stockholders	$(1,494)	$7,059	$5,610	$54,174
Add: depreciation and amortization of properties	6,544	8,165	22,095	16,781
Add: our share of depreciation in unconsolidated joint venture properties	1,307	1,657	3,985	9,234
Deduct: our share of equity in earnings from sale of unconsolidated joint venture properties	—	(11,472)	(14,744)	(64,531)
Deduct: gain on sale of real estate	(604)	—	(604)	(6)
Adjustments for non-controlling interests	(4)	(4)	(12)	(12)
NAREIT Funds from operations attributable to common stockholders	5,749	5,405	16,330	15,640

Adjustments for: straight-line rent accruals	24	6	68	18
Add: loss on extinguishment of debt	—	—	—	563
Add: our share of loss on extinguishment of debt from unconsolidated joint venture properties	—	388	212	1,880
Add: amortization of restricted stock and RSU expense	1,473	1,208	4,076	3,183
Add: amortization of deferred mortgage and debt costs	272	191	799	370
Add: our share of deferred mortgage costs from unconsolidated joint venture properties	26	33	80	199
Add: amortization of fair value adjustment for mortgage debt	152	—	463	—
Less: gain on insurance recoveries	—	(62)	(240)	(62)
Less: our share of gain on insurance recoveries from unconsolidated joint venture properties	—	—	(30)	(432)
Adjustments for non-controlling interests	(4)	(1)	(11)	(3)
Adjusted funds from operations attributable to common stockholders	$7,692	$7,168	$21,747	$21,356

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income attributable to common stockholders	$(0.08)	$0.37	$0.28	$2.91
Add: depreciation and amortization of properties	0.35	0.44	1.17	0.90
Add: our share of depreciation in unconsolidated joint venture properties	0.07	0.09	0.21	0.50
Deduct: our share of equity in earnings from sale of unconsolidated joint venture properties	(0.03)	(0.61)	(0.77)	(3.47)
Deduct: gain on sale of real estate	—	—	(0.03)	—
Adjustment for non-controlling interests	—	—	—	—
NAREIT Funds from operations per diluted common share	0.31	0.29	0.86	0.84

Adjustments for: straight line rent accruals	—	—	—	—
Add: loss on extinguishment of debt	—	—	—	0.03
Add: our share of loss on extinguishment of debt from unconsolidated joint venture properties	—	0.02	0.01	0.10
Add: amortization of restricted stock and RSU expense	0.08	0.06	0.22	0.16
Add: amortization of deferred mortgage and debt costs	0.01	0.01	0.04	0.02
Add: our share of deferred mortgage and debt costs from unconsolidated joint venture properties	—	—	—	0.01
Add: amortization of fair value adjustment for mortgage debt	0.01	—	0.02	—
Less: gain on insurance recoveries	—	—	(0.01)	—
Less: our share of gain on insurance recoveries from unconsolidated joint venture properties	—	—	—	(0.02)
Adjustments for non-controlling interests	—	—	—	—
Adjusted funds from operations per diluted common share	$0.41	$0.38	$1.14	$1.14

Diluted shares outstanding for FFO and AFFO	18,804,874	18,928,648	19,016,032	18,712,740
Three Months Ended September 30, 2023 and 2022
FFO for the three months ended September 30, 2023 increased from the corresponding quarter in the prior year primarily due to:
•a decrease in the early extinguishment of debt; and
•an increase in other income.
The increase was offset primarily by:
•a decrease in operating margins from the 2022 Sales;
•amortization of mortgage fair value adjustments related to Partner Buyouts;
•a decrease in the income tax provision; and
•an increase in non-cash compensation expense related to the amortization of restricted stock and RSUs.
AFFO for the three months ended September 30, 2023 increased from the corresponding period in the prior year, primarily due to the decrease in the income tax provision, the increase in insurance recovery and the increase in other income. The increase was offset by the decrease in operating margins and an increase in interest expense.

Diluted per share FFO and AFFO were favorably impacted in the three months ended September 30, 2023 by a 124,000 decrease in the current quarter from the corresponding quarter in the prior year in the weighted average shares of common stock outstanding, primarily due to stock buybacks.
See "-Results of Operations - Three Months Ended September 30, 2023 compared to three months ended September 30, 2022", for a discussion of these changes.

Nine Months Ended September 30, 2023 and 2022
FFO for the nine months ended September 30, 2023 increased from the corresponding period in the prior year primarily due to:
•a decrease in early extinguishment of debt;
•a decrease in income tax provision;
•an increase in insurance recovery from casualty loss; and
•an increase in other income.
The increase was offset primarily by:
•an increase in interest expense;
•an increase in non-cash compensation expense related to the amortization of restricted stock and RSUs;
•an increase in the amortization of fair value mortgage adjustments;
•a decrease in operating margins; and
•a decrease in gain on insurance proceeds.

AFFO for the nine months ended September 30, 2023 increased from the corresponding period in the prior year primarily due to the decrease in income tax expense and the increases in insurance recovery and other income, offset by the increase in interest expense and the decline in operating margins.
Diluted per share FFO and AFFO were negatively impacted in the nine months ended September 30, 2023 by a 303,000 increase in the weighted average shares of common stock outstanding, primarily due to stock issuances pursuant to our at-the market offering, equity incentive program and dividend reinvestment plan, net of stock repurchases.
See "Results of Operations - Nine Months Ended June 30, 2023 compared to nine months ended September\30, 2022", for a discussion of these changes.

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

We compute NOI, by adjusting net income (loss) to (a) add back (1) depreciation expense, (2) general and administrative expenses, (3) interest expense, (4) loss on extinguishment of debt, (5) equity in earnings (loss) from sale of unconsolidated joint venture properties, (6) provision for taxes, and (7) the impact of non-controlling interests, and (b) deduct (1) other income, (2) gain on sale of real estate, (3) insurance recovery of casualty loss, and (4) gain on insurance recoveries related to casualty loss. Other REIT’s may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REIT’s. We believe NOI provides an operating perspective not immediately apparent from GAAP operating income or net income (loss). NOI is one of the measures we use to evaluate our performance because it (i) measures the core operations of property performance by excluding corporate level expenses and other items unrelated to property operating performance and (ii) captures trends in rental housing and property operating expenses. However, NOI should only be used as an alternative measure of our financial performance.

The following table provides a reconciliation of net income attributable to common stockholders as computed in accordance with GAAP to NOI of our consolidated properties for the periods presented (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Variance	2023		2022	Variance
GAAP Net (loss) income attributable to common stockholders	$(1,494)	$7,059	$(8,553)	$5,610		$54,174	$(48,564)
Less: Other Income	(342)	(6)	(336)	(405)		(12)	(393)
Add: Interest expense	5,581	5,061	520	16,577		9,994	6,583
General and administrative	4,017	3,673	344	11,920		10,839	1,081
Depreciation and amortization	6,544	8,165	(1,621)	22,095		16,781	5,314
Provision for taxes	(122)	178	(300)	5		976	(971)
Less: Gain on sale of real estate	(604)	—	(604)	(604)		(6)	(598)
Equity in earnings from sale of unconsolidated joint venture properties	—	(11,472)	11,472	(14,744)		(64,531)	49,787
Insurance recovery	(261)	—	(261)	(476)	—	—	(476)
Gain on insurance recoveries	—	(62)	62	(240)		(62)	(178)
Add: Loss on extinguishment of debt	—	—	—	—		563	(563)
Adjust for: Equity in (earnings) loss of unconsolidated joint venture properties	(426)	(135)	(291)	(1,705)		(1,315)	(390)
Add: Net income attributable to non-controlling interests	34	35	(1)	106		107	(1)
Net Operating Income	$12,927	$12,496	$431	$38,139		$27,508	$10,631
Less: Non-same store Net Operating Income	4,089	3,253	836	18,696		8,029	10,667
Same store Net Operating Income	$8,838	$9,243	$(405)	$19,443		$19,479	$(36)

For the three months ended September 30, 2023, NOI increased $431,000 from the corresponding period in 2022 primarily due to a $1.8 million increase in rental revenues offset by a $1.4 million increase in real estate operating expenses. The increases in rental revenue and real estate operating expenses were primarily due to the Partner Buyouts. Same store NOI in the three months ended September 30, 2023 decreased by $405,000 from the corresponding period in 2022, due to a $878,000 increase in real estate operating expenses offset by a $473,000 increase in rental revenues. See "-Results of Operations - Three Months Ended September 30, 2023 Compared to the Three Months ended September 30, 2022 " for a discussion of these changes.

For the nine months ended September 30, 2023, NOI increased $10.6 million from the corresponding period in 2022 primarily due to a $21.9 million increase in rental revenues offset by a $11.3 million increase in real estate operating expenses. The increases in rental revenue and real estate operating expenses were primarily due to the Partner Buyouts. See "-Results of Operations - Nine Months Ended September 30, 2023 Compared to the Nine Months ended September 30, 2022 " for a discussion of these changes.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

All of our mortgage debt bears interest at fixed rates. Our junior subordinated notes bear interest at the rate of three month term SOFR plus 226 basis points. At September 30, 2023, the interest rate on these notes was 7.63%. Our credit facility bears interest at the rate of one month term SOFR plus 250 basis points. There was no balance outstanding on the credit facility at September 30, 2023. A 100 basis point increase in the rates would increase our related interest expense by approximately $374,000 annually and a 100 basis point decrease in the rates would decrease our related interest expense by $374,000 annually.

Item 4. Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based upon that evaluation, these officers concluded that as of September 30, 2023 our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

In our Annual Report, we noted that a wholly-owned subsidiary of ours that owned a property in Houston, TX is named as a defendant, along with multiple other defendants, in an action (Takakura et al. v. Houston Pizza Venture, LP, and Papa John’s USA., Inc. et.al., 129th Judicial District, Harris County, TX, Cause No. 2019-42425), alleging the wrongful death as a result of a homicide of a delivery person at our property. We and certain other defendants have agreed to settle this lawsuit for approximately $325,000; the settlement remains subject to, among other things, the execution of certain additional documentation and court approval. We anticipate that this settlement amount will be fully funded by our insurance carrier.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 - July 31, 2023	45,612	$20.10	45,612	$3,249,000
August 1 - August 31, 2023	84,198	18.81	84,198	$8,416,000	(1)
September 1 - September 30, 2023	134,355	18.23	134,355	$5,966,000
Total	264,165	$18.74	264,165
___________
(1) In August, 2023, the Board of Directors increased the share repurchase authorization by approximately $6.75 million to $10 million. We are authorized to repurchase shares in open market or privately negotiated transactions (including related party transactions).

From October 1 through October 31, 2023, we repurchased 98,014 shares of our common stock at an average price of $17.23 per share for an aggregate cost of $1.7 million. At November 1, 2023, we are authorized to repurchase up to $4.3 million of shares of our common stock.

Item 5. Other Information

None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c ) or any "non-Rule 10b5-1 trading arrangement" in effect at any time during the three months ended September 30, 2023.

Item 6. Exhibits

Exhibit No.	Title of Exhibits
10.1	Second amendment dated as of August 22, 2023 to the Amended and Restated Loan Agreement made as of November 18, 2021, as amended, by and between us and VNB New York, LLC.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Senior Vice President—Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Senior Vice President—Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements. XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Date File (formatted as inline XBRL and contained in Exhibit 101)
_______________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRT APARTMENTS CORP.

November 6, 2023	/s/ Jeffrey A. Gould
Jeffrey A. Gould, President and
Chief Executive Officer

November 6, 2023	/s/ George Zweier
George Zweier, Vice President
and Chief Financial Officer
(principal financial officer)