Form 10-K
period 2023-12-31
BRT Apartments Corp.
filed 2024-03-14
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). .☐

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $223.9 million based on the last sale price of the common equity on June 30, 2023, which is the last business day of the registrant's most recently completed second quarter.
As of March 1,2024, the registrant had 18,582,627 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the 2023 annual meeting of stockholders of the Registrant to be filed pursuant to Regulation 14A not later than April 29, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•inability to obtain financing at favorable rates, if at all, or refinance existing debt as it matures due to the level and volatility of interest or capitalization rates or capital market conditions;
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

PART I
Item l.    Business.
General
We are an internally managed real estate investment trust, also known as a REIT, that owns, operates, and to a lesser extent, holds interests in joint ventures that own and operate multi-family properties. At December 31, 2023, we (i) wholly-own 21 multi-family properties with an aggregate of 5,420 units and a carrying value of $634.0 million; (ii) have ownership interests, through unconsolidated entities, in seven multi-family properties with an aggregate of 2,287 units for which the carrying value of our net equity investment therein is $30.4 million; and (iii) own other assets, through consolidated and unconsolidated subsidiaries, with a carrying value of $5.6 million. The 28 multi-family properties are located in 11 states primarily located in the Southeast United States and Texas.
Our website can be accessed at www.brtapartments.com, where copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the Securities and Exchange Commission, or SEC, can be obtained free of charge.

2023 and Recent Developments.

During 2023:
•The unconsolidated joint venture that owned Chatham Court and Reflections, a 494 unit multi-family property located in Dallas, TX, and in which we had a 50% interest, sold such property. Our share of the (i) gain from this sale was $14.7 million, (ii) related early extinguishment of debt charge was $212,000, and (iii) net proceeds from the sale, after the payoff of the related mortgage debt, were $19.4 million. In 2023 and 2022, this property accounted for $54,000 and $753,000, respectively, of equity in earnings from unconsolidated joint ventures.
•We paid off our credit facility debt of $19.0 million - we accomplished this by using the proceeds of new mortgage debt of $21.2 million placed on our Silvana Oaks - North Charleston, SC multi-family property; such mortgage debt matures in March 2033, bears an interest rate of 4.45% and is interest only for the term of the mortgage.

•We repurchased 779,423 shares of our common stock for an aggregate purchase price of approximately $14.4 million (i.e., an average price per share of $18.47).

From January 1, 2024 through March 1, 2024, we purchased 123,061 shares of our common stock for an aggregate purchase price of approximately $2.3 million (i.e., average price of $18.43 per share).

Our Multi-Family Properties
Generally, our multi-family properties are garden apartment, mid-rise or town home style properties that provide residents with amenities, such as a clubhouse, swimming pool, laundry facilities and cable television access. Residential leases are typically for a one-year term and may require security deposits equal to one month's rent. Substantially all of the units at these properties are leased at market rates. Set forth below is selected information regarding the multi-family properties in which we have an interest, as of December 31, 2023; the properties in which we have a less than 100% ownership interest are owned by unconsolidated joint ventures:

				Our Percentage Ownership (%) (1)		Average Monthly Rental Rate Per Occupied Unit ($)					Average Physical Occupancy (%)
Property Name and Location	Number of Units	Age	Acquisition Date		2023	2022	2021	2020	2019	2023	2022	2021	2020	2019
Silvana Oaks Apartments—N. Charleston, SC	208	13	10/4/2012	100	1,486	1,370	1,231	1,182	1,162	94.7	96.0	95.1	93.2	94.5
Avondale Station—Decatur, GA	212	69	11/19/2012	100	1,429	1,323	1,196	1,173	1,102	91.2	96.3	97.2	95.3	96.2
Brixworth at Bridge Street—Huntsville, AL	208	38	10/18/2013	100	1,079	950	879	828	755	93.9	94.3	96.1	97.6	96.4
Newbridge Commons—Columbus, OH	264	24	11/21/2013	100	1,104	1,031	947	929	898	96.5	97.3	97.5	95.2	95.2
Crossings of Bellevue—Nashville, TN	300	38	4/2/2014	100	1,459	1,328	1,186	1,186	1,157	95.0	96.7	97.1	96.3	97.3
Avalon Apartments—Pensacola, FL	276	15	12/22/2014	100	1,518	1,438	1,250	1,124	1,065	95.0	96.3	98.1	95.3	96.4
Parkway Grande—San Marcos, TX	192	9	9/10/2015	100	1,310	1,209	1,042	1,035	1,075	94.8	95.9	97.1	93.4	94.5
Woodland Trails—LaGrange, GA	236	13	11/18/2015	100	1,330	1,193	1,059	1,014	960	94.9	97.5	98.9	96.7	96.1
Grove at River Place — Macon, GA	240	35	2/1/2016	100	935	865	792	744	735	92.9	95.9	95.6	92.2	90.7
Civic Center I—Southaven, MS	392	21	2/29/2016	100	1,231	1,122	1,021	958	922	96.3	97.6	98.2	97.1	96.5
Civic Center II — Southaven, MS	384	18	9/1/2016	100	1,305	1,186	1,085	1,031	979	95.3	97.0	98.2	96.6	97.2
Verandas at Alamo Ranch—San Antonio, TX	288	8	9/19/2016	100	1,132	1,194	1,084	1,039	1,022	86.2	92.0	91.2	93.2	93.8
Kilburn Crossing — Fredericksburg, VA	220	18	11/4/2016	100	1,623	1,593	1,465	1,411	1,389	95.8	97.4	97.9	96.2	95.1
Bells Bluff — West Nashville, TN	402	4	6/2/2017	100	1,781	1,749	1,421	1,482	N/A	92.4	96.9	92.3	74.7	N/A
Vanguard Heights — Creve Coeur, MO	174	7	4/4/2017	100	1,711	1,598	1,583	1,604	1,560	94.9	94.2	93.6	95.9	95.3
Jackson Square — Tallahassee, FL	242	27	8/30/2017	100	1,375	1,270	1,131	1,090	1,067	95.6	94.3	94.2	94.8	94.6
Magnolia Pointe at Madison — Madison, AL	204	32	12/7/2017	100	1,234	1,154	1,036	924	881	92.6	92.1	96.6	97.6	98.5
The Woodland Apartments — Boerne, TX (2)	120	16	12/14/2017	100	1,224	1,138	974	980	960	96.0	97.3	87.0	96.3	94.1
Somerset at Trussville — Trussville, AL	328	16	5/7/2019	100	1,224	1,145	1,078	998	1,007	94.7	96.7	95.7	97.0	95.1
Crestmont at Thornblade — Greenville, SC	266	25	10/30/2018	100	1,346	1,232	1,104	1,051	1,072	95.7	97.8	96.3	91.8	88.7
Abbots Run — Wilmington, NC	264	22	2/20/2020	100	1,251	1,110	978	873	—	94.7	96.8	95.3	93.5	—
The Pointe at Lenox Park— Atlanta, GA	271	34	8/15/2016	74	1,507	1,405	1,275	1,255	1,216	95.8	94.1	96.0	94.6	93.2
Canalside Lofts — Columbia, SC	374	15	11/10/2016	32	1,406	1,314	1,225	1,406	1,217	93.0	95.7	93.2	90.9	93.0
Canalside Sola — Columbia, SC (3)	339	8	11/10/2016	46	1,577	1,474	1,361	1,395	1,445	95.1	96.6	92.6	81.4	68.0
Mercer Crossing — Farmers Branch, TX	509	7	6/29/2017	50	1,701	1,570	1,374	1,314	1,308	93.0	94.8	95.9	90.6	92.0
Gateway Oaks — Forney, TX	313	7	9/15/2017	50	1,394	1,281	1,181	1,147	1,148	93.1	97.8	96.7	91.1	93.9
Landings of Carrier Parkway — Grand Prairie, TX	281	22	5/17/2018	50	1,367	1,288	1,149	1,098	1,019	90.2	93.2	94.1	94.5	90.4
Village at Lakeside — Auburn, AL	200	35	8/8/2019	80	1,073	983	907	859	835	97.5	97.7	97.1	96.0	95.7

Total (4)	7,707

____________________________________________
(1) Distributions to, and profit sharing between, joint venture partners, are determined pursuant to the applicable agreement governing the relationship between the parties and are generally not pro rata to the equity ownership percentage each joint venture partner has in the applicable joint venture.
(2) Occupancy in 2021 was effected by damage from the February ice storm in Texas (the "Texas Storm").
(3) This property was in lease up until September 2020.
(4) Excludes our investment in a development project in Johns Island, South Carolina.

The following table sets forth certain information, presented by state, related to our consolidated properties as of December 31, 2023 (dollars in thousands):

State	Number of Properties	Number of Units	2023 Rental and Other Revenues	Percent of 2023 Rental and Other Revenues
Tennessee	2	702	$14,088	15%
Mississippi	2	776	12,184	13%
Alabama	3	740	11,194	12%
Georgia	3	688	10,571	11%
Florida	2	518	9,428	10%
Texas	3	600	9,231	10%
South Carolina	2	474	8,585	9%
Virginia	1	220	4,586	5%
North Carolina	1	264	4,168	5%
Missouri	1	174	3,802	4%
Ohio	1	264	3,751	4%
Other (1)	—	—	1,481	2%
Total	21	5,420	$93,069	100%
__________________ _________

(1) Includes non-multi- family revenues primarily from a commercial property located in Yonkers, NY.

The following table sets forth certain information, presented by state, related to properties owned by unconsolidated joint ventures at of December 31, 2023 (dollars in thousands):

State	Number of Properties	Number of Units	2023 JV Rental and Other Revenues (1)		Percent of 2023 JV Rental and Other Revenues (1)
Texas	3	1,103	$20,977		47%
South Carolina	2	713	13,002		29%
Georgia	1	271	5,153		12%
Alabama	1	200	2,797		6%
Other (2)	—	—	2,856		6%
Total	7	2,287	$44,785	4,478,500,000%	100%
___________________________
(1) The term "JV Rental and other Revenues" refers to the revenues generated at multi-family properties owned by unconsolidated joint ventures
(2) Includes revenue generated in 2023 from Chatham Court and Reflections which was sold in May 2023.
Our Acquisition Process and Underwriting Criteria

We identify multi-family property acquisition opportunities primarily through relationships developed with, among others, current or former joint venture partners, real estate investors and brokers. We will acquire multi-family properties with joint venture partners (and especially with partner’s experienced in the target market), which allows us to benefit from such partner’s experience, or directly (i.e., without a joint venture partner) which allows for the (i) possibility for greater returns on our investment and (ii) the consolidation in our financial statements of the accounts and operations of such acquired properties, which investors may find more attractive and understandable than the presentation of information on an unconsolidated basis.

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
From time-to-time we have pursued development opportunities with joint venture partners when we believe the potential higher returns justify the additional risks. The factors considered in pursuing these opportunities generally include the factors considered in evaluating a standard acquisition opportunity, and we place additional emphasis on our joint venture partner's ability to execute a development project. In 2022, we acquired, for $3.5 million, a 17.45% interest in a planned 240-unit development property located in Johns Island, SC and in 2023, in response to capital calls, invested an additional $316,000 in this project. This project is our only development project. At December 31, 2023, this project is substantially complete and lease-up has begun at this property. We estimate that for 2024, we will record approximately $350,000 to $500,000 of equity in loss from unconsolidated ventures related to this property because the venture will begin recognizing revenue and expenses ( and in particular depreciation and interest which had been capitalized during the development phase). We do not anticipate development properties will constitute a significant part of our portfolio.
In light of the challenging acquisition environment and the limited funds available to us to acquire properties, we may, in the near term, pursue alternative investments in the multi-family property arena, such as rescue capital, which includes preferred equity investments (e.g., an investment entitling the investor to a fixed rate of return prior to distributions to more junior investors) or bridge loans (e.g., a loan secured by a first mortgage on the subject property). We can provide no assurance that we will pursue such investments or that if we do, such investments will be profitable for us. We do not anticipate that these type of alternative investments will constitute a significant part of our portfolio.
It is our policy, and the policy of our affiliated entities (as described below), that any investment opportunity presented to us or to any of our affiliated entities that involves the acquisition of a multi-family property with more than 100 units, will first be offered to us and may not be pursued by any of our affiliated entities unless we decline the opportunity. Our affiliated entities include Gould Investors L.P., a master limited partnership involved primarily in the ownership and operation of a diversified portfolio of real estate assets, One Liberty Properties, Inc., a NYSE listed net lease industrial focused REIT, and Majestic Property Management Corp., a property management company, which is wholly owned by Fredric H. Gould, a director. Gould Investors has purchased multifamily properties in the Southeast United States; all of such properties have less than 100 units. We have not been interested in acquiring any of the properties purchased by Gould Investors.
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

Dispositions of Joint Venture Property
Set forth below is information regarding the sale by an unconsolidated joint venture of a property in 2023 (dollars in thousands):

Property	Location	Units	BRT Equity Interest	Sale Date	Sale Price	Gain	BRT Portion of Gain	BRT Portion of Net Sale Proceeds
Chatham Court and Reflections	Dallas, TX	494	50%	May 2023	$73,000	$38,418	$14,744	$19,384

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

Property Management
The day-to-day management of our multi-family properties is overseen by property management companies operating in the market in which the property is located. (Four of our seven joint venture properties are managed by management companies that are owned by a joint venture partner or its affiliates). The property management companies that manage our properties are paid fees ranging from 2% to 4% of revenues generated by the applicable property. Generally, we can terminate these management companies upon specified notice or for cause, subject to the approval of the mortgage lender and, in some cases, our joint venture partner. We believe satisfactory replacements for property managers are available, if required.
Mortgage Debt and Other Real Estate Financings
In acquiring properties, we use fixed rate mortgage debt to pay from 50% to 65% of the purchase price. Although fixed rate mortgage debt is typically more expensive and less flexible than variable rate mortgage debt (e.g., the interest rate is higher at origination and there are typically high prepayment penalties, yield maintenance payments and/or defeasance penalties when refinancing the debt prior to maturity), we prefer using such debt as it caps our exposure to fluctuating interest rates. We also from time to time obtain supplemental mortgage debt on an acquired property which, among other things, allows us to generate additional cash resulting from the appreciation of the value of the property. As of December 31, 2023, 18 of our 21 wholly owned properties are subject to fixed-rate mortgage debt; our interests in the three remaining wholly-owned properties have been pledged to our credit facility lender. At December 31, 2023, the weighted average annual interest rate on these mortgages was 4.02% and the weighted average remaining term to maturity of such debt is 7.0 years.

Each of our seven unconsolidated multi-family properties are subject to fixed-rate mortgage debt and our development project is subject to a variable-rate construction loan. As of December 31, 2023, the weighted average annual interest rate of the mortgage and construction debt on these multi-family properties is 4.32% and the weighted average remaining term to maturity of such debt is 5.0 years.

The following table sets forth scheduled principal (including amortization) mortgage payments due for all of our multi-family properties as of December 31, 2023 (dollars in thousands):

YEAR	Principal Payments Due for Consolidated Properties (1)	Principal Payments Due for Unconsolidated Joint Ventures (2)	Total Principal Payments Due
2024	$3,887	$3,424	$7,311
2025	20,362	3,585	23,947
2026	74,835	57,142	131,977
2027	46,162	26,246	72,408
2028	40,697	68,734	109,431
Thereafter	241,879	88,970	330,849
Total	$427,822	$248,101	$675,923
_____________________
(1) Does not give effect to mortgage fair value adjustments of $1.4 million.
(2) Includes all of the mortgage debt on properties owned by such joint venture.

The mortgage debt associated with our multi-family properties, including the mortgage debt at our significant subsidiaries generally contain covenants, including covenants that require, (i) the guarantor of the mortgage debt to maintain a certain level of net worth and liquid assets or (ii) in connection with the sale or other transfer of the property, the mortgage debt to be paid off (or assumed by the buyer with the consent of the mortgage lender). The mortgage debt is generally non-recourse to us and the entity that owns the property, subject to standard carve-outs. We, at the parent entity level (i.e., BRT Apartments Corp.), are the standard carve-out guarantor with respect to our wholly owned properties. (The term "standard carve-outs" refers to recourse items to an otherwise non-recourse mortgage and are customary to mortgage financing. While carve-outs vary from lender to lender and transaction to transaction, the carve-outs may include, among other things, a voluntary bankruptcy filing, environmental liabilities, the sale, financing or encumbrance of the property in violation of loan documents, damage to property as a result of intentional misconduct or gross negligence, failure to pay valid taxes and other claims which could create a lien on a property and the conversion of security deposits, insurance proceeds or condemnation awards). At December 31, 2023, the principal amount of mortgage debt outstanding with respect to the properties at which we are the carve-out guarantor is approximately $419.3 million.
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
Although we may carry insurance for potential losses associated with our multi-family properties, we may still incur losses due to uninsured risks, deductibles, co-payments or losses in excess of applicable insurance coverage and those losses may be material. In addition, insurance coverage at our unconsolidated properties is provided through blanket policies obtained by our joint venture partners or the property managers for such property. A consequence of obtaining insurance coverage in this manner is that losses on properties in which we have no ownership interest could reduce significantly or eliminate the coverage available on one or more properties in which we have an interest.
Our Other Real Estate Assets and Activities
In addition to our multi-family properties, we own assets, and in particular, real estate assets, with an aggregate carrying value of $5.6 million at December 31, 2023. These assets include cooperative apartment units located in Lawrence and Washington Heights, NY, a leasehold position with two commercial tenants at a property in Yonkers, NY, an equity interest in a development project, which is substantially complete, in John's Island, SC and a nominal profit participation in an entity that owns several multi-family properties in Newark, NJ. None of these assets generate significant net income or revenue other than the leasehold interest which generated $1.3 million of rental income and $1.1 million of cash flow from operation in 2023 before giving effect to the non-controlling interest. See notes 2 and 3 to our consolidated financial statements.
Competition
We compete to acquire multi-family properties with pension and investment funds, real estate developers, private real estate investors and other owners and operators of such properties. Competition to acquire such properties, among other things, is based on price, the ability to secure financing on a timely basis to complete the acquisition, an extensive network able to introduce us to appropriate acquisition opportunities and the ability to absorb certain risks that we may be unwilling to absorb (and that larger competitors may be willing to absorb).
We compete for tenants at our multi-family properties—such competition depends upon various factors, including alternative housing options available in the applicable sub-market, rent, amenities provided and proximity to employment and quality of life venues.
Many of our competitors possess greater financial and other resources than we possess. To the extent that a potential joint venture introduces us to a multi-family acquisition opportunity, we compete with other sources of equity capital to participate in such joint venture based on the financial returns we are willing to offer such potential partner and the other terms and conditions of the such arrangement.
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
Human Capital Resources
As of December 31, 2023, we had 10 full-time employees who devote substantially all of their business time to us. In addition, part-time personnel (including part-time executive officers), perform certain executive, administrative, legal, accounting and clerical functions for us. The services of the part-time personnel as well as the provision to us of certain facilities and other resources are supplied pursuant to a shared services agreement between us and several affiliated entities, including Gould Investors L.P., the owner and operator of a diversified portfolio of real estate and other assets. The expenses for the shared personnel, facilities and resources is allocated to us and the other affiliated entities in accordance with the shared services agreement. The allocation is based on the estimated time devoted by such part-time personnel to the affairs of the parties to this agreement.
We also retain several related parties, among other things, to analyze and approve multi-family property acquisitions and dispositions, develop and maintain banking and financing relationships and provide investment advice and long-term planning (the “Services”). The aggregate fees to be paid in 2024, and paid in 2023 and 2022, for the Services, are $1.62 million, $1.54 million and $1.47 million, respectively. See note 10 to our consolidated financial statements for further information regarding the shared services agreement and the Services.
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

Executive Officers of Registrant
Set forth below is a list of our executive officers whose terms will expire at our 2024 annual Board of Directors' meeting (the business history of officers who are also directors will be provided in our proxy statement to be filed not later than April 29, 2024):

Name	Age	Office
Israel Rosenzweig (1)	76	Chairman of the Board of Directors
Jeffrey A. Gould (2)	58	President, Chief Executive Officer and Director
Ryan Baltimore	32	Chief Operating Officer
George E. Zweier	60	Vice President and Chief Financial Officer
Mitchell K. Gould (3)	51	Executive Vice President
Matthew J. Gould (2)	64	Senior Vice President and Director
David W. Kalish (4)	76	Senior Vice President - Finance
Mark H. Lundy	61	Senior Vice President and Counsel
Steven Rosenzweig (1)	48	Senior Vice President - Legal
Isaac Kalish (4)	48	Senior Vice President and Treasurer
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
Mitchell K. Gould has been employed by us since 1998, served as a Vice President from 1999 through 2007 and since 2007 Executive Vice President.
David W. Kalish, a certified public accountant, has served as our Vice President and Chief Financial Officer from 1990 to 1998, and as our Senior Vice President, Finance since 1998. From 1990 to 2023, he served as Chief Financial Officer of One Liberty Properties, Inc. and since 1990 has served as Chief Financial Officer of Georgetown Partners, LLC. Georgetown Partners is the managing general partner of Gould Investors, a related party.

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
Isaac Kalish, a certified public accountant, has been associated with us since 2004, served as Assistant Treasurer from 2007 through 2014, as Vice President and Treasurer since 2013 and 2014, respectively, and as Senior Vice President since 2022. He served as Vice President of One Liberty Properties from 2013 through 2022, as its Senior Vice President since 2022 and as its Chief Financial Officer since 2023. Mr. Kalish served as Assistant Treasurer of Georgetown Partners, LLC from 2012 through 2013, and as its Treasurer since 2013.

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
Increasing real estate taxes, utilities and insurance premiums may negatively impact operating results
The cost of real estate taxes, utilities and insurance is a significant component of real estate operating expense. These expenses are subject to significant increases and fluctuations, including the impact of inflation, which we may be unable to control. For example, our real estate taxes have increased and will continue to increase as our properties are reassessed by taxing authorities and as property tax rates increase. Further, our real estate taxes have fluctuated and may not be comparable year-over-year because of, among other things, (i) the timing difference as to when we accrue real estate taxes and the results of any tax appeals with respect to such accrued taxes and (ii) determinations, over which we have no control, by governmental authorities to increase tax rates, assessments or procedures. We anticipate that our insurance costs will continue to increase because of our implementation, in 2022, of a master insurance program that directly covers our wholly-owned properties (as opposed to coverage obtained by our property managers), the casualty losses that we have sustained the past several years and general increases in the cost of insurance coverage for multi-family properties. In addition, our share of the insurance premiums at joint venture properties is determined by our joint venture partner at such properties. If the costs associated with real estate taxes, utilities and insurance premiums should rise, without being offset by a corresponding increase in revenues, our results of operations could be negatively impacted, and our ability to make payments on our debt and to make distributions could be adversely affected.

Most of our multi-family properties are located in the Southeast and Texas which makes us susceptible to adverse developments in such markets.
The operating performance and value of our multi-family properties is impacted by the economic environment and other conditions of the specific markets in which our properties are concentrated. As of December 31, 2023: (i) our wholly-owned properties generated approximately 75% and 10% of our 2023 revenues from properties located in the Southeast and Texas, respectively, and (ii) the properties owned by unconsolidated joint ventures at December 31, 2023, generated 53% and 47% of our 2023 JV Rental and Other Revenues at properties located in Texas and the Southeast, respectively. Accordingly, adverse developments in such markets, including economic developments, pandemics, or natural or man-made disasters, could adversely impact the cash flow and value of these properties. The concentration of our properties in the Southeast United States and Texas exposes us to risks of adverse developments which are greater than the risks of owning properties with a more geographically diverse portfolio.
The failure of property management companies to properly manage our properties could adversely impact our results of operations.
We rely on property management companies to manage our properties. These management companies are responsible for, among other things, leasing and marketing rental units, selecting tenants (including an evaluation of the creditworthiness of tenants), collecting rent, paying operating expenses and maintaining our properties . If these property management companies do not perform their duties properly, or, in the case of unconsolidated properties, we and/or our joint venture partners do not effectively supervise the activities of these managers, the occupancy rates and rental rates at the properties managed by such property managers may decline and the expenses at such properties may increase. At December 31, 2023, one property manager manages ten properties, a second property manager manages seven properties, and five other property managers manage four or fewer properties. Four properties are managed by a management company owned by or affiliated with a joint venture partner. The loss of our property managers, and in particular, the managers that manage multiple properties, could result in a decrease in occupancy rates, rental rates or both or an increase in expenses. Further, except for our multi-family properties covered by our master insurance program, property managers are also generally responsible for obtaining insurance coverage with respect to the properties they manage, which coverage is often obtained pursuant to blanket policies covering many properties in which we have no interest. Losses at properties managed by our property managers but in which we have no interest could reduce significantly the insurance coverage available at our properties managed by these property managers. It may be difficult to terminate a non-performing management company, particularly a management company owned or affiliated with a joint venture, because such termination may require the approval of the mortgagee, our joint venture partner or both. If we are unable to terminate an underperforming property manager on a timely basis, our occupancy and rental rates may decrease and our expenses may increase.
Our efforts to buy properties directly may involve greater risks than buying properties with joint venture partners.
Although historically we have acquired properties with joint venture partners with knowledge of the local markets in which we were acquiring properties, we are working to buy properties directly without joint venture partners. In buying properties directly, we do not have the benefit of a partner’s understanding of the target markets nor the equity they would have contributed to the acquisition. We cannot provide any assurance that we will properly evaluate the acquisition opportunities we pursue in buying properties directly.

Risks involved in conducting real estate activity through joint ventures.
Seven of our multi-family properties are owned through joint ventures with other persons or entities. Joint venture investments involve risks not otherwise present when acquiring real estate directly, including the following:
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
Our multi-family properties, including the properties owned by the joint ventures in which we are members, carry all risk property insurance covering the property and improvements thereto for the cost of replacement in the event of a casualty. Though we maintain insurance coverage, such coverage may be insufficient to compensate us for losses sustained as a result of a casualty because, among other things:
•the amount of insurance coverage maintained for a property may be insufficient to pay the full replacement cost following a casualty event;
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

Risks Related to Our Financing Activities, Indebtedness and Capital Resources

If we are unable to refinance $138.5 million in balloon payments on mortgage debt maturing through 2026, we may be forced to sell properties on disadvantageous terms.

As of December 31, 2023, we have balloon payments of $138.5 million on mortgage debt (including $53.5 million of mortgage debt on properties owned by unconsolidated joint ventures) due in 2025 and 2026 (i.e., $15.3 million and $123.0 million due in 2025 and 2026, respectively). The weighted average interest rate of this debt is 4.85%. Our operating cash flow and funds available under our credit facility will be insufficient to discharge all of this debt when due. Accordingly, we will seek to refinance this debt or sell the related property prior to the maturity of such debt. Increases in interest rates, or reduced access to credit markets due, among other things, to more stringent lending requirements or our high level of leverage, may make it difficult for us to refinance this mortgage debt on terms as favorable as the current debt. If we are unsuccessful in refinancing such debt, or if the terms of the refinanced debt are less favorable than the current debt, we may be forced to dispose of properties on disadvantageous terms or convey properties secured by such mortgages to the mortgagees, which would reduce our income and impair the value of our portfolio.
Our acquisition, development and value-add activities are limited by the funds available to us.
Our ability to acquire additional multi-family properties, develop new properties and improve the properties in our portfolio is limited by the funds available to us (including funds available pursuant to our credit facility) and our ability to obtain, on acceptable terms, mortgage debt. At March 1, 2024, we had approximately $ 21.2 million of cash and cash equivalents (of which a significant portion is at the property level for day-to-day operating expenses) and up to $60 million available to us under our credit facility. Our multi-family acquisition and value-add activities are constrained by funds available to us which will limit growth in our revenues and operating results.
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
Our multi-family properties face competition from newer and updated properties. At December 31, 2023 the weighted average age (based on the number of units) of our multi-family properties is approximately 20 years. To remain competitive and increase occupancy at these properties and/or make them attractive to potential tenants or purchasers, we may have to make significant capital improvements and/or incur deferred maintenance costs with respect to these properties. The cost of future improvements and deferred maintenance is uncertain and the amounts earmarked for specific properties may be insufficient to effectuate needed improvements. Our results of operations and financial conditions may be adversely affected if we are required to expend significant funds (other than funds earmarked for such purposes) to repair or improve our properties.
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

We conduct, and intend to conduct, substantially all of our business operations through our subsidiaries, including our unconsolidated subsidiaries. Accordingly, our only source of cash to fund our operations and pay our obligations are distributions from our subsidiaries. We cannot assure you that our subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to fund our operations. Each of our subsidiaries is or will be a distinct legal entity and, under certain circumstances, legal and contractual restrictions(e.g., restrictions imposed pursuant to mortgage debt on a property), limit our ability to obtain cash from such entities. In addition, because we operate through our subsidiaries, your claims as stockholders will be structurally subordinated to all existing and future liabilities and obligations of our subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our subsidiaries will be able to satisfy your claims as stockholders only after all our and our subsidiaries' liabilities and obligations have been paid in full.
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
We may incur impairment charges in 2024.
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
REIT's are generally required to distribute annually at least 90% of their ordinary taxable income to maintain our REIT status under the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder, which we refer to as the Code. Because we continue to generate operating losses primarily due to the impact of depreciation, we are not currently required, and may not be required in the future, to pay dividends to maintain our REIT status. Accordingly, we cannot assure you that we will pay dividends in the future. If we do not continue to pay cash dividends, the price of our common stock will decline.
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

Entities affiliated with us and with certain of our executive officers provide services to us and on our behalf. Among other things, we retain certain executive officers and others to provide the Services. The aggregate fees to be paid for the Services in 2024, and paid in 2023 and 2022, are $1.62 million, $1.54 million and $1.47 million, respectively. We obtain certain executive, administrative, legal, accounting and clerical personnel and the use of certain facilities pursuant to the shared services agreement. During 2023 and 2022, we reimbursed Gould Investors $642,000 and $739,000, respectively, for the personnel and facilities provided pursuant to the shared services agreement. We also obtain certain insurance in conjunction with Gould Investors and reimbursed Gould Investors $22,000 and $67,000, in 2023 and 2022, respectively, for our share of the insurance cost. These transactions may not be on terms as favorable as those that we would receive if the transactions were entered into with unaffiliated entities and persons.

Gould Investors from time-to time buys multi-family properties, including properties located in the Southeast United States. Although the properties purchased by Gould Investors are much smaller than the properties in which we are interested, a conflict of interest could arise should Gould Investors or we decide to pursue the acquisition of similar sized properties in such regions. See "Item 1 - Business - Our Acquisition Approach"

Senior management and other key personnel are critical to our business and our future success may depend on our ability to retain them.
We depend on the services of Jeffrey A. Gould, our president and chief executive officer, and other members of senior management to carry out our business and investment strategies. Although Jeffrey A.Gould devotes substantially all of his business time to our affairs, he devotes a portion of his business time to entities affiliated with us. In addition to Jeffrey A. Gould, only three other executive officers, Mitchell Gould, our executive vice president, Ryan Baltimore, chief operating officer, and George Zweier, vice president and chief financial officer, devote all or substantially all of their business time to us. Many of our executives (i) also provide the Services (see "Item 1. Business-Human Capital Resources") and (ii) provide their services on a part-time basis pursuant to the shared services agreement. We rely on part-time executive officers to provide certain services to us, including legal and certain accounting services, since we do not employ full-time executive officers to handle all of these services. If the shared services agreement is terminated or the executives performing Services are unwilling to continue to do so, we will have to obtain such services from other sources or hire employees to perform them. We may not be able to replace these services or hire such employees in a timely manner or on terms, including cost and level of expertise, that are equivalent to or better than those we receive pursuant to the Services and the shared services agreement.
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

Our board of directors has exempted Gould Investors, Fredric H. Gould, Matthew J. Gould and Jeffrey A. Gould from the ownership limits and has not established a limitation on ownership for such persons. Based on information supplied to us, as of December 31, 2023, Gould Investors owns approximately 19.1% of the outstanding shares of common stock and, by virtue of the applicable attribution rules under the Code, these individuals beneficially own approximately 23.3% of outstanding shares of common stock. As a result, the acquisition by each of four other individuals of 6.0% of our outstanding common stock, when combined with the ownership of our common stock of Gould Investors, Fredric H. Gould, Matthew J. Gould and Jeffrey A. Gould, generally would not result in a violation of the Five or Fewer Limit. However, there is no limitation on Gould Investors,

Fredric H. Gould, Matthew J. Gould or Jeffrey A. Gould acquiring additional shares of our common stock or otherwise increasing their percentage of ownership of our common stock, meaning that the amount of our stock that other persons or entities may acquire without violating the Five or Fewer Limit could be reduced in the future and without notice. To the extent that Gould Investors, Fredric H. Gould, Matthew J. Gould and Jeffrey A. Gould, or their affiliates, acquire additional shares or our stock, or any other event occurs (including a repurchase of shares of our stock), that results in an individual beneficially or constructively owning 26.0% or more of the outstanding shares of our stock within the meaning of the Charter, the acquisition by four other individuals of 6.0% or less of our outstanding stock would violate the Five or Fewer Limit and, therefore, could cause the stock acquired by one or more of these other individuals to be transferred to the charitable trust, despite their compliance with the 6.0% ownership limits. If any of the foregoing occurs, compliance with the 6.0% ownership limit will not ensure that your ownership of our stock does not cause a violation of the Five or Fewer Limit or that your shares of our stock are not transferred to the charitable trust.

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

Item 1B.    Unresolved Staff Comments.
Not applicable.
Item 1C. Cybersecurity
Our information technology, communication networks, enterprise applications, accounting and financial reporting platforms and related systems are integral to our operations. We use these systems, among others, for internal communications, for accounting and record-keeping functions, and for many other key aspects of our business. Our operations rely on securing, collecting, storing, transmitting, and processing of proprietary and confidential data.
We have deployed various safeguards designed to protect our information technology (“IT”) systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls. At the management level, these cybersecurity defense systems are overseen by our network administrator who performs services for us on a part-time basis pursuant to the shared services agreement. Our network administrator has more than 20 years of experience with IT systems and holds various IT certifications. Our network administrator reports to, and is in regular contact with, our Senior Vice President-Finance and Senior Vice President. These officers do not have formal IT or cybersecurity training. In the event of a cybersecurity incident, among other things, the network administrator and these officers would consult with one another and, as needed or appropriate, other members of management to determine the appropriate course of action (including whether such incident should be reported to other members of management and/or the audit committee and whether public disclosure should, or is, required to be made).

Our internal auditor perform certain procedures to test the integrity and functionality of our IT systems (which includes a high-level review of our cybersecurity defenses). In addition, we have retained a third-party cybersecurity consulting firm that (i) advises us as to cybersecurity matters (including prevailing cybersecurity threats), (ii) performs, on a periodic basis, assessments of our cybersecurity defenses and (iii) on a continuous basis, monitors our IT systems for cybersecurity threats and intrusions.

We are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us. See “Item 1A. Risk Factors” in this Annual Report for additional discussion about cybersecurity-related risks.

To operate our business, we use certain third-party service providers to perform a variety of functions. We seek to engage reliable, reputable service providers that maintain cybersecurity programs and we generally rely on such providers to maintain appropriate cybersecurity practices.
At the Board level, our cybersecurity practices are overseen by the audit committee as part of its oversight of our risk management activities. The committee meets periodically with , among others, our internal auditor and network administrator to review and discuss cybersecurity matters.
Item 2.    Properties.
Our principal executive office is located at 60 Cutter Mill Road, Suite 303, Great Neck, NY. We believe that this facility is satisfactory for our current and projected needs.
See "Item 1—Business" for additional information regarding our properties.
Item 3.    Legal Proceedings.
As previously reported, a wholly-owned subsidiary of ours that owns a property in Houston, TX was named as a defendant, along with multiple other defendants, in a wrongful death action entitled Takakura et al. v. Houston Pizza Venture, LP, and Papa John’s USA., Inc. et.al., 129th Judicial District, Harris County, TX, Cause No. 2019-42425 (the "Takakura Lawsuit"). The lawsuit has been settled, all claims against us were released and our share of the settlement costs were covered by our insurance policy.
From time to time, we are party to legal proceedings that arise in the ordinary course of our business, and in particular, personal injury claims involving the operations of our properties. Although we believe that the primary and umbrella insurance coverage maintained with respect to our properties is sufficient to cover claims for compensatory damages, many of these personal injury claims also assert exemplary(i.e; punitive) damages. Generally, insurance does not cover claims for exemplary damages and we may be adversely affected if claims for exemplary damages are asserted successfully. See Note 12 of our Consolidated Financial Statements.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information; Holders
Our shares of common stock are listed on the New York Stock Exchange, or the NYSE, under the symbol "BRT." As of March 1, 2024, there were approximately 713 holders of record of our common stock.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2023	98,014	$17.23	98,014	$4,277,693
November 1 - November 30, 2023	67,005	17.25	67,005	3,121,741
December 1 - December 31, 2023	41,086	18.69	41,086	9,584,218	(1)
Total	206,105	$17.53	206,105

(1) On December 4, 2023, the Board of Directors authorized the the replenishment of the stock repurchase plan to $10 million.

From January 1, 2024 through March 1, 2024 we purchased, pursuant to our publicly announced repurchase program, 123,061 shares at a weighted average price of $18.43 per share. As of March 1, 2024, we are authorized to purchase $7.3 million of shares through December 31, 2025.

Item 6. [Reserved]

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We are an internally managed real estate investment trust, also known as a REIT, that owns, operates and to a lesser extent holds interest in joint ventures that own and operate multi family properties. At December 31, 2023, we: (i) wholly-own 21 multi-family properties with an aggregate of 5,420 units and a carrying value of $634.0 million, (ii) have ownership interests, through unconsolidated entities, in seven multi-family properties with an aggregate of 2,287 units, with a carrying value of $30.4 million and (iii) own other assets, through consolidated and unconsolidated entities, with a carrying value of $5.6 million. The 28 multi-family properties are located in 11 states; primarily in the Southeast United States and Texas.
During 2023:
•The unconsolidated joint venture that owned Chatham Court and Reflections, a 494 unit multi-family property located in Dallas, TX, and in which we had a 50% interest, sold such property. Our share of the (i) gain from this sale was $14.7 million, (ii) the related early extinguishment of debt charge was $212,000, and (iii) proceeds from the sale were $19.4 million. In 2023 and 2022, this property accounted for $54,000 and $753,000, respectively, of equity in earnings from unconsolidated joint ventures.
•We paid off our credit facility debt of $19.0 million - we accomplished this by using the proceeds of new mortgage debt of $21.2 million placed on our Silvana Oaks - North Charleston, SC multi-family property; such mortgage debt matures in March 2033, bears an interest rate of 4.45% and is interest only for the term of the mortgage.

•We repurchased 779,423 shares of our common stock for an aggregate purchase price of approximately $14.4 million (i.e., an average price per share of $18.47).
•Entered into an amendment (the "Amendment") to our amended and restated credit facility (the "Facility") with VNB New York, LLC, an affiliate of Valley National Bank (“VNB”), which converted the Facility's interest rate to one-month term SOFR plus 250 basis points, and increased the interest rate floor to 6%. Immediately prior to the amendment, the interest rate on the facility was 8.5%; immediately thereafter, the interest rate was 7.82%
From January 1, 2024 through March 1, 2024, we purchased 123,061 shares of our common stock for an aggregate purchase price of approximately $2.3 million (i.e., an average price of $18.43per share).

Challenges and Uncertainties as a Result of the Volatile Economic Environment; Impact of Development Property

During the past two years, there has been a significant economic uncertainty due, among other things, to volatile interest rates and the challenges presented by an inflationary/potential recessionary environment. Due to this uncertainty and our belief that pricing for acquisition opportunities did not appropriately reflect market conditions, we were especially cautious in pursuing acquisition opportunities in 2023 and may continue to be cautious in pursuing such opportunities in the near future. Further, the competitive environment in several of our markets as well as anticipated expense increases create uncertainty as to our ability to improve income from continuing operations.

We have a 17.45% interest in a 240-unit development property located in Johns Island, SC. As of December 31, 2023, this project is substantially complete and lease-up has begun. We estimate that for 2024, we will record approximately $350,000 to $500,000 of equity in loss from unconsolidated ventures related to this property because the venture will begin recognizing revenue and expenses (and in particular depreciation and interest which had been capitalized during the development phase).

Results of Operations
Comparison of Years Ended December 31, 2023 and 2022
The term "same store properties" refers to ten multi-family properties with an aggregate of 2,576 units that were owned for all of 2023 and 2022. The term "unconsolidated same store properties" with an aggregate of 2,287 units refers to seven properties that were owned for all of 2023 and 2022. As used in the comparison of the year ended December 31, 2023 and 2022, the term "Partner Buyouts" refers to our purchase in 2022 of the interests of our joint venture partners at 11 properties.
Revenues
The following table compares our revenues for the years indicated:

(Dollars in thousands):	2023	2022	Change	% Change
Rental and other revenue from real estate properties	$93,069	$70,515	$22,554	32.0%
Other income	548	12	536	N/M
Total revenues	$93,617	$70,527	$23,090	32.7%

Rental and other revenue from real estate properties.  The components of the increase include:
•$20.8 million from the Partner Buyouts; and
•$2.6 million from same store properties, substantially all of which is due to higher average rental rates.
Offsetting the increase is a $1.0 million decrease due to a decline in occupancy from 96.4% to 93.6% at same store properties, including $343,000 at Bells Bluff-West Nashville, TN, which experienced a decline in occupancy due to increased supply in the market and change in demand for certain unit types.
Other Income
The increase is due primarily to increased earnings on our cash balances due to higher interest rates.
Expenses

The following table compares our expenses for the periods indicated:

(Dollars in thousands)	2023	2022	Change	% Change
Real estate operating expenses	$41,821	$30,558	$11,263	36.9%
Interest expense	22,161	15,514	6,647	42.8%
General and administrative	15,433	14,654	779	5.3%
Depreciation and amortization	28,484	24,812	3,672	14.8%
Total expenses	$107,899	$85,538	$22,361	26.1%
Real estate operating expenses.  The components of the increase include:
•$9.4 million from the Partner Buyouts; and
•$1.8 million from same store properties, including:

–$880,000 due to the master insurance program implemented in December 2022 and increases in insurance costs overall.;
–$295,000 in real estate taxes due to increases primarily at four properties; and
–general cost increases, including $228,000 in property level payroll costs, $201,000 in utilities costs and $211,000 across other expense categories.

Interest expense
The components of the increase include:
•$5.2 million due to the Partner Buyouts;
•$1.3 million due to the increase in the interest rate on our floating rate junior subordinated notes; and
•$372,000 of interest expense on the Silvana Oaks mortgage which was obtained in February 2023.

The increase was offset by a $139,000 decrease in interest expense on our credit facility primarily due to the payoff of the facility in February 2023 in connection with the receipt of proceeds from the Silvana Oaks mortgage.

General and administrative.

The components of the increase include:

•$379,000 due to the amortization expense related to the restricted stock granted in January 2023 (as a result of the higher fair value of the shares granted in 2023 in comparison to the restricted stock granted in 2018); and
•$232,000 of cash compensation and related payroll expense due to higher levels of compensation and increased employee headcount.

Depreciation and amortization
The increase is due $5.8 million from the Partner Buyouts, offset by a $2.1 million decrease due to reduced depreciation related to lease intangibles resulting from such buyouts.

Equity in earnings (loss) of unconsolidated joint ventures and equity in earnings from sale of unconsolidated joint venture properties.

Please see a detailed explanation of these categories in the next section entitled "Unconsolidated Joint Ventures - Results of Operations".

Casualty loss

During the year ended December 31, 2023, we settled the Takakura Lawsuit for $323,000. During the year ended December 31, 2022, we settled a personal injury lawsuit for $850,000
Insurance recovery of casualty loss

During 2023, we received insurance proceeds of (i) $323,000 in connection with the settlement of the Takakura Lawsuit and (ii) $470,000 as reimbursement for expenses incurred related to a winter storm in December 2022. During 2022, we received $850,000 in insurance proceeds upon the settlement of a personal injury lawsuit.

Gain on Sale of Real Estate

In 2023, we sold a cooperative apartment in New York for a sales price of $785,000 and recognized a gain of $604,000.

Loss on extinguishment of debt

In 2022, we incurred $563,000 of loss on extinguishment of debt related to the mortgage refinancing affected in connection with the buyout of our joint venture partner's interest in Brixworth at Bridge Street - Huntsville, AL.

Income tax provision

Income tax provision in the year ended December 31, 2023, decreased $767,000 (i.e., from $821,000 in 2022 to $54,000 in 2023). The decrease reflects the inclusion, in 2022 of increased tax provision related to gains from the sale of properties by several joint ventures and the reversal, in 2023, of approximately $200,000 due to the over-accrual of taxes.

Unconsolidated Joint Ventures - Results of Operations.
Equity in (loss) earnings of unconsolidated joint ventures
The table below reflects the condensed income statements of our unconsolidated properties included in note 6 of our consolidated financial statements. In accordance with US generally accepted accounting principles, each of the line items in the chart below is presented as if these properties are wholly owned by us, although as reflected under " Item 1. Business - Our Multi- Family Properties", our equity interests in these properties range from 32% to 80% (dollars in thousands):

	Year Ended December 31,
	2023	2022	Increase (Decrease)	% change
Rental revenues from unconsolidated joint ventures	$44,785	$72,873	$(28,088)	(38.5)%

Real estate operating expense from unconsolidated joint ventures	20,577	33,086	(12,509)	(37.8)%
Interest expense from unconsolidated joint ventures	9,268	16,269	(7,001)	(43.0)%
Depreciation from unconsolidated joint ventures	10,403	17,798	(7,395)	(41.5)%
Total expenses from unconsolidated joint ventures	40,248	67,153	(26,905)	(40.1)%

Total revenues less total expenses from unconsolidated joint ventures	4,537	5,720	(1,183)	(20.7)%

Other equity in earnings from unconsolidated joint ventures	126	121	5	4.1%
Impairment of assets	—	(8,553)	8,553	N/A
Insurance recoveries from unconsolidated joint ventures	—	8,553	(8,553)	N/A
Gain on insurance proceeds from unconsolidated joint ventures	65	567	(502)	(88.5)%
Gain on sale of real estate from unconsolidated joint ventures	38,418	118,270	(79,852)	(67.5)%
Loss on extinguishment of debt from unconsolidated joint ventures	(561)	(3,491)	2,930	(83.9)%
Net income	$42,585	$121,187	$(78,602)	(64.9)%

Equity in earnings (loss) and gain on sale of real estate of unconsolidated joint ventures	$17,037	$66,426

Set forth below is on explanation of the most significant changes in the components of the equity in earnings of unconsolidated joint ventures and equity in earnings from sale of unconsolidated joint venture properties. Same store properties at Unconsolidated Properties represent seven properties that were owned for the entirety of the periods being compared.
Rental revenue from unconsolidated joint ventures
The decrease is due to:
•$18.4 million from the Partner Buyouts;
•$7.5 million primarily from the sale, in 2022, of Verandas at Shavano-San Antonio, TX, Cinco Ranch-Katy, TX, Vive at Kellswater-Kannapolis, NC and Water's Edge-Columbia, SC (collectively, the "2022 Sales"); and
•$4.4 million from the Chatham Sale.

The decrease was offset by a $2.7 million increase in rental revenue from unconsolidated same store properties, primarily due an increase in rental rates offset by a $729,000 decrease due to reduced occupancy.

Real estate operating expenses from unconsolidated joint ventures
The components of the decrease include:

•$7.8 million from the Partner Buyouts;
•$4.2 million from the 2022 Sales;
•$1.8 million from the Chatham Sale.

The decrease was offset by an aggregate $1.2 million increase in such expenses including increases of $279,000 in utility costs, $260,000 in insurance costs, $245,000 in payroll and leasing commissions, and $191,000 in real estate taxes.
Interest expense from unconsolidated joint ventures.
The components of the decrease are:
•$4.5 million due to the Partner Buyouts;
•$1.8 million from the 2022 Sales; and
•$631,000 from the Chatham Sale.

Depreciation from unconsolidated joint ventures.
The components of the decrease are:
•$5.1 million due to the Partner Buyouts;
•$1.2 million from the 2022 Sales; and
•$878,000 from the Chatham Sale.

Impairment of assets from unconsolidated joint ventures. During 2022, the venture recognized $8.6 million of impairment charges related to a fire at Stono Oaks, a development project located in Johns Island, SC.
Insurance recoveries from unconsolidated joint ventures. During 2022, the venture recognized $8.6 million of insurance recoveries related to the Stono Oaks fire.

Gain on insurance recoveries from unconsolidated joint ventures
During 2022, we recognized $567,000 in gains primarily due to our receipt of insurance recoveries from claims on two properties located in Texas that were damaged in a February 2021 ice storm, which receipts exceeded the assets previously written off.
Gain on sale of real estate from unconsolidated joint ventures
During 2023, we recognized a gain on the sale of real estate of $38.4 million from the Chatham Sale. During 2022, we recognized gains on the sale of real estate of $118.3 million from the 2022 Sales.
Loss on extinguishment of debt from unconsolidated joint ventures
During 2023 and 2022, we recognized loss on the early extinguishment of debt in connection with the Chatham Sale and the 2022 Sales, respectively.
Comparison of Years Ended December 31, 2022 and 2021
As we are a smaller reporting company, this comparison is omitted in accordance with Instruction 1 to Item 303(a) of Regulation S-K.

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

The table below provides a reconciliation of net income determined in accordance with GAAP to FFO and AFFO for each of the indicated years (amounts in thousands):

	2023	2022
GAAP Net income attributable to common stockholders	$3,873	$49,955
Add: depreciation of properties	28,484	24,812
Add: our share of depreciation in unconsolidated joint venture properties	5,292	10,677
Add: our share of impairment charge in unconsolidated joint venture properties	—	1,493
Add: casualty loss	323	850
Deduct: gain on sales of real estate and partnership interests	(604)	(6)
Deduct: our share of earnings in earnings from sale of unconsolidated joint venture properties	(14,744)	(64,531)
Adjustment for non-controlling interests	(16)	(16)
Funds from operations	22,608	23,234
Adjust for: straight-line rent accruals	93	24
Add: loss on extinguishment of debt	—	563
Add: our share of loss on extinguishment of debt from unconsolidated joint venture properties	212	1,880
Add: amortization of restricted stock and RSU expense	4,768	4,487
Add: amortization of deferred mortgage and debt costs	1,072	628
Add: our share of deferred mortgage costs from unconsolidated joint venture properties	106	227
Add: amortization of fair value adjustment for mortgage debt	613	148
Less: insurance recovery of casualty loss	(323)	(850)
Less: our share of insurance recovery from unconsolidated joint ventures	—	(1,493)
Less: gain on insurance recovery	(240)	(62)
Less: our share of gain on insurance proceeds from unconsolidated joint venture properties	(30)	(432)
Adjustment for non-controlling interests	(15)	(4)
Adjusted funds from operations	$28,864	$28,350

The table below provides a reconciliation of net income per common share (on a diluted basis) determined in accordance with GAAP to FFO and AFFO.

	2023	2022
Net income attributable to common stockholders	$0.20	$2.66
Add: depreciation of properties	1.50	1.33
Add: our share of depreciation from unconsolidated joint venture properties	0.28	0.57
Add: our share of impairment charge in unconsolidated joint ventures	—	0.08
Add: casualty loss	0.02	0.05
Deduct: gain on sales of real estate and partnership interest	(0.03)	—
Deduct: our share of earnings from sale of unconsolidated joint venture properties	(0.78)	(3.45)
Adjustment for non-controlling interests	—	—
Funds from operations	1.19	1.24
Adjustment for: straight-line rent accruals	—	—
Add: loss on extinguishment of debt	—	0.03
Add: our share of loss on extinguishment of debt from unconsolidated joint ventures	0.01	0.10
Add: amortization of restricted stock and RSU expense	0.25	0.25
Add: amortization of deferred mortgage and debt costs	0.06	0.03
Add: our share of amortization of deferred mortgage and debt costs from unconsolidated ventures	0.01	0.01
Add: amortization of fair value adjustment for mortgage debt	0.03	0.01
Less: insurance recovery of casualty loss	(0.02)	(0.05)
Deduct: our share of insurance recovery from unconsolidated joint ventures	—	(0.08)
Deduct: gain on insurance recovery	(0.01)	—
Deduct: our share of gain on insurance proceeds from unconsolidated joint ventures	—	(0.02)
Adjustment for non-controlling interests	—	—
Adjusted funds from operations	$1.52	$1.52

Diluted shares outstanding for FFO and AFFO	18,931,026	18,782,695

FFO for 2023 decreased $626,000, or 2.7%, to $22.6 million from $23.2 million in 2022. Contributing to the change was a:

• $1.5 million decrease in insurance recovery from a casualty loss at an unconsolidated joint venture;
• $1.2 million increase in interest expense (including $465,000 of amortization of mortgage fair value costs);
• $499,000 increase in general and administrative expense (excluding non cash-amortization of restricted stock and RSU expense); and
• $402,000 decrease in gains from insurance proceeds.

The decrease was offset by a:
• $2.2 million decrease in early extinguishment of debt;
• $767,000 decrease in income tax expense; and
• $536,000 increase in other income.

AFFO increased $514,000 or 1.8%, to $28.9 million in 2023 from $28.4 million in 2022. Contributing to this increase was a:
• $767,000 decrease in income tax expense;
• $536,000 increase in other income; and
• $470,000 of insurance recoveries

The increase was offset by a:

• $725,000 increase in interest expense; and
• $499,000 increase in general and administrative expense .

See “—Comparison of Years Ended December 31, 2023 and 2022” for further information regarding these changes.

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

The following table provides a reconciliation of net income attributable to common stockholders as computed in accordance with GAAP to NOI for the periods presented (dollars in thousands):

	For the year ended December 31,
	2023	2022
GAAP Net income attributable to common stockholders	$3,873	$49,955
Less: Other Income	(548)	(12)
Add: Interest expense	22,161	15,514
General and administrative	15,433	14,654
Depreciation	28,484	24,812
Provision for taxes	54	821
Less: Gain on sale of real estate	(604)	(6)
Add: Loss on extinguishment of debt	—	563
Equity in (earnings) loss of unconsolidated joint venture properties	(2,293)	(1,895)
Casualty loss	323	850
Less: Equity in earnings from sale of unconsolidated joint venture properties	(14,744)	(64,531)
Insurance recovery of casualty loss	(793)	(850)
Gain on insurance recovery	(240)	(62)
Add: Net income attributable to non-controlling interests	142	144
Net Operating Income	$51,248	$39,957

Less: Non same store and non multi family (1)
Revenues	45,695	24,911
Operating Expenses	20,140	10,692
	$25,555	$14,219

Same Store Net Operating Income	$25,693	$25,738
_____________________________________
(1) Prior year amounts have been adjusted to reflect the current year composition to reflect only those properties that were same store for both the current and the prior year.

In 2023, NOI increased by $11.3 million from 2022 primarily due to a $20.8 million increase in rental revenues resulting from the Partner Buyouts. The increase was offset by a $9.4 million increase, primarily due to the Partner Buyouts, in real estate operating expenses. Same store NOI remained flat in 2023 from 2022 due to a $1.8 million increase in rental revenues (and in particular, the increase in average rental rates) offset by a $1.8 million increase in real estate operating expenses. See "-Results of Operations - Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022" for a discussion of these changes.

Liquidity and Capital Resources

We require funds to pay operating expenses and debt service obligations, acquire properties, make capital and other improvements, fund capital contributions, pay dividends and repurchase shares of our common stock. Generally, in 2023, our primary sources of capital and liquidity were the operations of our multi-family properties (including distributions of $6.3 million from the operations of our unconsolidated joint ventures), our $19.4 million share of the net proceeds from the Chatham Sale, and our available cash. Excluding funds held at our unconsolidated subsidiaries, at December 31, 2023 and March 1, 2024, our available liquidity was approximately $83.5 million and $81.2 million, respectively, including $23.5 million and $21.2 million, respectively, of cash and cash equivalents, and subject to compliance with borrowing base and other requirements, up to $60 million and $60 million, respectively, available under our credit facility. A significant amount of our cash and cash equivalents is maintained at our properties for general working capital purposes.

We anticipate that for the four years beginning January 1, 2024, our operating expenses, $127.8 million of mortgage amortization and interest expense (including $50.4 million from unconsolidated joint ventures) and $204.4 million of balloon payments due with respect to mortgages maturing through 2027 (including $76.7 million from unconsolidated joint ventures), anticipated capital expenditures (for 2024 only) of $10.1 million for both consolidated and unconsolidated properties (including an estimated $2.7 million for our value add program), estimated cash dividend payments of at least $74.0 million (assuming (i) the current quarterly dividend rate of $0.25 per share and (ii) 18.5 million shares outstanding) will be funded from cash generated from operations (including distributions from unconsolidated joint ventures), mortgage financings and re-financings, sales of properties, the issuance of additional equity and, if available, our $60 million credit facility. Our operating cash flow and available cash is insufficient to fully fund the $204.4 million of balloon payments, and if we are unable to refinance such debt on acceptable terms, we may need to issue additional equity or dispose of properties, in each case on potentially unfavorable terms.

Our ability to acquire multi-family properties and implement value-add projects is limited by our available cash and our ability to (i) draw on our credit facility, (ii) obtain, on acceptable terms, mortgage debt and (iii) raise capital from the sale of our common stock. Further, if and to the extent we generate ordinary taxable income, we will be required to make distributions to stockholders to maintain our REIT status and as a result, will be limited in our ability to use gains, if any, from property sales, as a source of funds for operating expenses, debt service and property acquisitions.
Disclosure of Known Material Contractual Obligations

The following table sets forth as of December 31, 2023 our known material contractual obligations:

	Payment Due by Period
(Dollars in thousands)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Long-Term Debt Obligations (1)	$37,669	$211,328	$222,229	$435,591	$906,817
Operating Lease Obligations	242	507	528	2,977	4,254
Purchase Obligations (2)(3)	6,595	13,190	13,190	—	32,975
Total	$44,506	$225,025	$235,947	$438,568	$944,046
____________________________
(1) Reflects payments of principal (including amortization payments) and interest and excludes deferred costs. Includes all of the debt of unconsolidated joint ventures. See the following table for information regarding same. Assumes that the interest rate on the junior subordinated notes will be 7.65% per annum , which was the rate in effect at December 31, 2023.
(2) Assumes that $966,000 will be paid annually for the next five years pursuant to the shared services agreement and $1.6 million will be paid annually through December 31, 2027 for the Services. See "Item 1. Business—Our Structure."
(3) Assumes that approximately $2.5 million of property management fees will be paid annually to the property managers of our multi-family properties, including $1.5 million related to unconsolidated joint ventures. Such sum reflects the amount we anticipate paying in 2024 on the multi-family properties we own at December 31, 2023. These fees are typically charges based on a percentage of rental revenues from a property. No amount has been reflected as payable pursuant thereto after five years as such amount is not determinable. Excludes $10.1 million of anticipated capital expenditures in 2024,including $2.7 million in connection with our value add program. Such expenditures subsequent to 2024 are not determinable.

The following table sets forth as of December 31, 2023 information regarding the components of our long-term debt obligations:

	Payment due by Period
(Dollars in thousands)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Mortgages on consolidated properties (1)	$20,683	$126,006	$109,792	$281,670	$538,151
Mortgages on unconsolidated properties (1)	14,125	79,600	106,715	95,549	295,989
Junior subordinated notes and credit facility(2)	2,861	5,722	5,722	58,372	72,677
Total	$37,669	$211,328	$222,229	$435,591	$906,817
___________________________
(1) Includes payments of principal (including amortization payments), and interest and excludes deferred financing costs.
(2) Assumes that the interest rate on the junior subordinated notes will be 7.65% per annum.

Corporate Level Financing Arrangements

Junior Subordinated Notes
As of December 31, 2023, $37.4 million (excluding deferred costs of $257,000) in principal amount of our junior subordinated notes is outstanding. These notes mature in April 2036, contain limited covenants (including covenants prohibiting us from paying dividends or repurchasing capital stock if there is an event of default (as defined therein) on these notes), are redeemable at our option and bear an interest rate, which resets and is payable quarterly, of three-month term SOFR plus 226 basis points. At December 31, 2023 and 2022, the interest rate on these notes was 7.65% and 6.41%, respectively.
Credit Facility
Our credit facility with VNB New York, LLC, an affiliate of Valley National Bank (collectively, "VNB"), allows us to borrow, subject to compliance with borrowing base requirements and other conditions, up to $60 million, (i) for the acquisition of, and investment in, multi-family properties, (ii) to repay mortgage debt secured by multi-family properties and (iii) for Operating Expenses (i.e., working capital (including dividend payments) and operating expenses); provided, that not more than $25 million may be used for Operating Expenses. The credit facility is secured by cash accounts maintained by us at VNB (and we are required to maintain substantially all of our bank accounts at VNB), and the pledge of our interests in the entities that own three unencumbered multi-family properties used in calculating the borrowing base. The credit facility bears an annual interest rate, which resets monthly, equal to one-month term SOFR plus 250 basis points, with a floor of 6.00%. The interest rate at December 31, 2023 and March 1, 2024, was 7.85% and 7.82% respectively. There is an annual fee of 0.25% on the total amount committed by VNB and unused by us. The credit facility matures in September 2025. As of March 1, 2024, there was no balance outstanding and up to $60 million was available to be borrowed thereunder.
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
As of December 31, 2023, we were in compliance in all material respects with the requirements of the facility.

Other Financing Sources and Arrangements

At December 31, 2023, we are joint venture partners in unconsolidated joint ventures which own seven multi-family properties which distributed $5.2 million to us in 2023. We may be required to make capital contributions with respect to these properties. At December 31, 2023, our investment in these joint venture properties have a net equity carrying value of $30.4 million and are subject to mortgage debt, which is not reflected on our consolidated balance sheet, of $247.0 million. Although BRT Apartments Corp. is not the obligor with respect to such mortgage debt, the loss of any of these properties due to mortgage foreclosure or similar proceedings would have a material adverse effect on our results of operations and financial condition. See note 6 to our consolidated financial statements.
See Item 1. "Business-Mortgage Debt" for information regarding our mortgage debt at consolidated and unconsolidated subsidiaries.

Inflation
Substantially all of our multi-family property leases are for periods of one-year or less. The short-term nature of these leases generally serves to reduce our risk to adverse effects of inflation on our revenue. During 2023, we experienced inflationary pressures that drove higher operating expenses, primarily in personnel, repairs and maintenance, insurance and real estate taxes; such increases may continue in 2024 and thereafter, which would adversely affect our operating results.

Inflation affects the overall cost of our debt. We mitigate the risks presented by inflation through the use of long-term fixed interest rate debt and interest rate hedges and by paying down, when we deem appropriate, our credit facility debt. However, increasing interest rates, which generally correlates to increasing inflation, increases the interest expense on our junior subordinated notes and may make it less attractive to obtain mortgage debt or use our credit facility in connection with acquisition, refinancing and value add activities.

Cash Distribution Policy

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. Accordingly, we must, among other things, meet a number of organizational and operational requirements, including a requirement that we distribute currently at least 90% of our ordinary taxable income to our stockholders. It is our current intention to comply with these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate federal, state or local income taxes on taxable income we distribute currently (in accordance with the Internal Revenue Code and applicable regulations) to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal, state and local income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent tax years. Even if we qualify for federal taxation as a REIT, we may be subject to certain state and local taxes on our income and to federal income taxes on our undistributed taxable income (i.e., taxable income not distributed in the amounts and in the time frames prescribed by the Internal Revenue Code and applicable regulations thereunder) and are subject to Federal excise taxes on our undistributed taxable income.

It is our intention to pay to our stockholders within the time periods prescribed by the Internal Revenue Code no less than 90%, and, if possible, 100% of our annual taxable income, including taxable gains from the sale of real estate. It will continue to be our policy to make sufficient distributions to stockholders in order for us to maintain our REIT status under the Internal Revenue Code.

We anticipate that if we do not sell any multi-family properties this year, that a significant amount of the dividends we will pay in 2024 will be treated for federal income tax purposes as a return of capital.

Our board of directors will continue to evaluate, on a quarterly basis, the amount of dividend payments based on its assessment of, among other things, our short and long-term cash and liquidity requirements, prospects, debt maturities, net income, funds from operations, and adjusted funds from operations.
Critical Accounting Estimates
Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we reconsider and evaluate our estimates and assumptions.

We base our estimates on historical experience, current trends and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could materially differ from any of our estimates under different assumptions or conditions. Our significant accounting policies are discussed in Note 1 of our consolidated financial statements in this report. We believe the accounting estimates listed below are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.
Equity method investments
We report our investments in unconsolidated entities, over whose operating and financial policies we do not control, under the equity method of accounting. Under this method of accounting, our pro rata share of the applicable entity's earnings or losses is included in our consolidated statements of operations. We initially record our investments based on either the carrying value for properties contributed or the cash invested.

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
Equity-Based Compensation
We grant shares of restricted stock and restricted stock units ("RSUs") to eligible plan participants, subject to the recipient's continued service over a specified period and, with respect to the RSUs, the satisfaction of specified conditions over a specified period. A portion of the RSUs vest based upon satisfaction of specified metrics with respect to (i) total stockholder return(“TSR Awards”) and (ii) adjusted funds from operations(“AFFO Awards”), in each case as calculated pursuant to the applicable award agreement. We account for the restricted stock awards and RSUs in accordance with ASC 718, Compensation - Stock Compensation, which requires that such compensation be recognized in the financial statements based on its estimated grant-date fair value. The value of such awards is recognized as compensation expense in general and administrative expenses in the accompanying consolidated statements of operations over the applicable service periods. Grant date fair value is determined with respect to the (i) the restricted stock awards, by the closing stock price on the date of grant, (ii) TSR Awards, by using a Monte Carlo simulation relying upon various assumptions and (iii) AFFO Awards, by using the closing stock price on the grant date, subject to quarterly adjustment based upon management’s projection as to the achievability of the specified metrics related to the AFFO Awards. See Note 9 to our consolidated financial statements.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
All of our mortgage debt bears interest at fixed rates. Our credit facility bears interest at 30 day term SOFR plus 250 basis points, with an interest rate floor of 6%. At December 31, 2023, no amounts were drawn on the facility. Our junior subordinated notes bear interest at the rate of three-month term SOFR plus 226 basis points. At December 31, 2023, the interest rate on these notes was 7.65%. A 100 basis point increase in the rate would result in an increase in interest expense in 2023 of $374,000 (all of which would be due to the change in rate on the junior subordinated notes) and a 100 basis point decrease in the rate would result in a $374,000 decrease (all of which would be due to the change in rate on the junior subordinated notes) in interest expense in 2023.

Item 8.    Financial Statements and Supplementary Data.
The information required by this item appears in a separate section of this Report following Part IV.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
A review and evaluation was performed by our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that review and evaluation, our CEO and CFO have concluded that our disclosure controls and procedures, as designed and implemented as of December 31, 2023, were effective.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on these criteria.

Changes in Internal Controls over Financial Reporting
There have been no changes in our internal controls over financial reporting, as defined in in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that occurred during the three months ended December 31, 2023 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.    Other Information.
None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" in effect at any time during the three months ended December 31, 2023.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Apart from certain information concerning our executive officers which is set forth in Part I of this report, the other information required by Item 10 will be incorporated herein by reference to the applicable information to be in the proxy statement to be filed by April 29, 2024 for our 2024 Annual Meeting of Stockholders.
Item 11.    Executive Compensation.
The information concerning our executive compensation required by Item 11 is incorporated herein by reference to the proxy statement to be filed by April 29, 2024 with respect to our 2024 Annual Meeting of Stockholders.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except as set forth below, the information required by Item 12 is incorporated herein by reference to the proxy statement to be filed by April 29, 2024 with respect to our 2024 Annual Meeting of Stockholders.
Equity Compensation Plan Information
The following table provides information as of December 31, 2023 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under our 2018 Amended and Restated Incentive Plan (the “2018 Plan”), our 2020 Amended and Restated Incentive Plan (the “2020 Plan”; and together with the 2018 Plan, the “Prior Plans”) and our 2022 Incentive Plan (the “2022 Plan”; and together with the Prior Plans, the “Incentive Plans”). No further awards may be granted under the Prior Plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (2) (c)
Equity compensation plans approved by security holders	634,490	(1)	—	411,488	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	634,490	(1)	—	411,488	(2)
_______________________________________________________________________________
(1)     Includes up to 209,322 shares, 211,417 and 213,751 shares of common stock issuable pursuant to restricted stock units (“RSUs”) that vest as of March 31, 2024, June 30, 2025 and June 30, 2026, respectively, if and to the extent specified conditions are satisfied by such vesting dates. RSUs granted pursuant to the 2020 Plan and the 2022 Plan account for 209,322 shares and 425,168 shares, respectively. Excludes 951,839 shares of restricted stock issued pursuant to the Incentive Plans as such shares, although subject to forfeiture, are outstanding. See Note 10 to our consolidated financial statements.
(2)     Does not give effect to 166,439 shares of restricted stock granted January 11, 2024 pursuant to the 2022 Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information concerning relationships and certain transactions required by Item 13 is incorporated herein by reference to the proxy statement to be filed by April 29, 2024 with respect to our 2024 Annual Meeting of Stockholders.
Item 14.    Principal Accounting Fees and Services.
The information concerning our principal accounting fees required by Item 14 is incorporated herein by reference to the proxy statement to be filed by April 29, 2024 with respect to our 2024 Annual Meeting of Stockholders.

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

Exhibit No.		Title of Exhibits

1.1		Form of Equity Distribution Agreement dated May 12, 2023 (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on May 12, 2023).

2.1		Plan of Conversion dated December 8, 2016 (incorporated by reference to Annex B of Amendment No. 1 to our Registration Statement on Form S-4 filed January 12, 2017 (the "S-4 Registration") (Reg. No. 333-215221).

3.1		Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 filed with our Current Report on Form 8-K on March 20, 2017).

3.2		By-laws of the Registrant effective as of December 6, 2022 (incorporated by reference to Exhibit 3.2 filed with our Current Report on Form 8-K on December 6, 2022).

4.1		Junior Subordinated Supplemental Indenture, dated as of March 15, 2011, between us and the Bank of New York Mellon (incorporated by reference to Exhibit 4.1 filed with our Current Report on Form 8-K on March 18, 2011).

4.2		Description of Registrant's Securities Registered Pursuant to Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.2 filed with our Annual Report on Form 10-K for the year ended December 31, 2020).

10.1	*	Shared Services Agreement, dated as of January 1, 2002, by and among Gould Investors L.P., us, One Liberty Properties, Inc., Majestic Property Management Corp., Majestic Property Affiliates, Inc. and REIT Management Corp. (incorporated by reference to Exhibit 10.2 filed with our Annual Report on Form 10-K for the year ended September 30, 2008).

10.2	*	Form of Indemnification Agreement between the Registrant on the one hand, and its executive officers and directors, on the other hand (incorporated by reference to Exhibit 10.5 to our Annual Report of Form 10-K for the year ended September 30, 2017).

10.3		Membership Interest Purchase Agreement dated as of February 23, 2016 entered into between TRB Newark Assemblage, LLC ("TRB") and TRB Newark TRS, LLC ("TRB REIT" and together with TRB, collectively, the "Seller") and RBH Partners III, LLC, and joined by RBH-TRB Newark Holdings, LLC and GS-RBH Newark Holdings, LLC (incorporated by reference to exhibit 10.2 filed with our Quarterly Report on Form 10-Q for the period ended March 31, 2016).

10.4	*	2018 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.6 filed with our Current Report on Form 8-K on June 15, 2023).

Exhibit No.		Title of Exhibits
10.5	*	Form of Restricted Shares Agreement for the 2018 Incentive Plan (incorporated by reference to Exhibit 10.10 filed with our Annual Report on Form 10-K filed December 10, 2018).
10.6	*	2020 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.8 filed with our Current Report on Form 8-K on June 15, 2023).
10.7	*	Form of Performance Awards Agreement granted in 2021 pursuant to the 2020 Incentive Plan (incorporated by reference to exhibit 10.1 of our Current Report on Form 8-K filed on June 11, 2021)
10.8		Amended and Restated Loan Agreement (the "Loan Agreement") made as of November 18, 2021, by and among us and VNB New York, LLC. (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K on November 18, 2021).
10.9		Unlimited guaranty given by us in favor of VNB (incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K on November 18, 2021).

10.10		Form of Pledge Agreement (incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K on November 18, 2021).
10.11		Form of Negative Pledge Agreement (incorporated by reference to Exhibit 10.4 filed with our Current Report on Form 8-K on November 18, 2021).
10.12		Letter agreement dated as of November 19, 2021 with respect to the Loan Agreement. (incorporated by reference to exhibit 10.14 filed with our Annual Report on Form 10-K for the year ended December 31, 2021).
10.13		Amendment dated September 14, 2022 to the Loan Agreement (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K on September 16, 2022).
10.14	*	2022 Incentive Plan (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K on June 10, 2022).
10.15		Second amendment dated as of August 22, 2023 to the Amended and Restated Loan Agreement made as of November 18, 2021, as amended, by and between us and VNB New York, LLC. (incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-Q on November 6, 2023).
10.16	*	Form of Performance Awards Agreement granted in 2022 pursuant to the 2022 Incentive Plan (incorporated by reference to Exhibit 10.5 filed with our Quarterly Report on Form 10-Q for the period ended September 30, 2022).
10.17		Form of Membership Interest Purchase Agreement used to effectuate the purchase of the interests of our joint venture partners (incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-Q for the period ended March 31, 2022).
10.18	*	Form of Restricted Share Agreement awarded in 2023 pursuant to the 2022 Incentive Plan (incorporated by reference to Exhibit 10.19 filed with our Annual Report on Form 10-K for the year ended December 31, 2022).
10.19	*	Form of Performance Awards Agreement granted in 2023 pursuant to the 2022 Incentive Plan (incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-Q for the period ended June 30, 2023).

10.20	*	Form of Restricted Share Agreement awarded in 2024 pursuant to the 2022 Incentive Plan
21.1		Subsidiaries of the Registrant.

23.1		Consent of Ernst & Young, LLP.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "Act").

31.2		Certification of Senior Vice President—Finance pursuant to Section 302 of the Act.

31.3		Certification of Chief Financial Officer pursuant to Section 302 of the Act.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Act.

32.2		Certification of Senior Vice President—Finance pursuant to Section 906 of the Act.

32.3		Certification of Chief Financial Officer pursuant to Section 906 of the Act.

97.1		Registrant's Clawback Policy effective October 2, 2023.

101.INS		The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

BRT APARTMENTS CORP.
Date:	March 14, 2024	By:	/s/ Jeffrey A. Gould
Jeffrey A. Gould Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Israel Rosenzweig	Chairman of the Board	March 14, 2024
Israel Rosenzweig

/s/ Jeffrey A. Gould	Chief Executive Officer, President and Director (Principal Executive Officer)	March 14, 2024
Jeffrey A. Gould

/s/ Carol Cicero	Director	March 14, 2024
Carol Cicero

/s/ Alan Ginsburg	Director	March 14, 2024
Alan Ginsburg

/s/ Fredric H. Gould	Director	March 14, 2024
Fredric H. Gould

/s/ Matthew J. Gould	Director	March 14, 2024
Matthew J. Gould

/s/ Louis C. Grassi	Director	March 14, 2024
Louis C. Grassi

/s/ Gary Hurand	Director	March 14, 2024
Gary Hurand

/s/ Jeffrey Rubin	Director	March 14, 2024
Jeffrey Rubin

/s/ Jonathan Simon	Director	March 14, 2024
Jonathan Simon

/s/ Elie Weiss	Director	March 14, 2024
Elie Weiss

/s/ George E. Zweier	Chief Financial Officer and Vice President (Principal Financial and Accounting Officer)	March 14, 2024
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

Index

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of BRT Apartments Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BRT Apartments Corp. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2023 and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Index

Valuation of Investments in Real Estate
Description of the Matter
At December 31, 2023, the Company’s investments in real estate totaled approximately $636 million. As described in Notes 1 and 11 to the consolidated financial statements, the Company reviews its investments in real estate when events or circumstances change indicating the carry value of the investment may not be recoverable.
Auditing the Company’s impairment analysis involved a high degree of subjectivity due to the judgment used by management to determine when indicators of impairment exist.

How We Addressed the Matter in Our Audit
For investments in real estate, we obtained and reviewed management’s analysis of whether any indicators of impairment were identified, evaluated whether the list of indicators of impairment was complete, and evaluated whether conclusions reached by management were reasonable based on property-specific factors.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020

New York, New York

March 14, 2024

Index

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	December 31,
	2023	2022
ASSETS
Real estate properties, net of accumulated depreciation of $80,499 and $55,195	$635,836	$651,603
Investment in unconsolidated joint ventures	34,242	42,576
Cash and cash equivalents	23,512	20,281
Restricted cash	632	872
Other assets	15,741	17,284
Total Assets	$709,963	$732,616

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $4,009 and $4,166	$422,427	$403,792
Junior subordinated notes, net of deferred costs of $257 and $277	37,143	37,123
Credit facility	—	19,000
Accounts payable and accrued liabilities	21,948	22,631
Total Liabilities	481,518	482,546
Commitments and contingencies
Equity:
BRT Apartments Corp. stockholders' equity:
Preferred shares $0.01 par value 2,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized,
17,536 and 18,006 shares issued at December 31, 2023 and 2022	175	180
Additional paid-in capital	267,271	273,863
Accumulated deficit	(38,986)	(23,955)
Total BRT Apartments Corp. stockholders' equity	228,460	250,088
Non-controlling interests	(15)	(18)
Total Equity	228,445	250,070
Total Liabilities and Equity	$709,963	$732,616

See accompanying notes to consolidated financial statements.

Index

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2023	2022
Revenues:
Rental and other revenue from real estate properties	$93,069	$70,515
Other income	548	12
Total revenues	93,617	70,527
Expenses:
Real estate operating expenses—including $34 and $36 to related parties	41,821	30,558
Interest expense	22,161	15,514
General and administrative—including $642 and $739 to related party	15,433	14,654
Depreciation and amortization	28,484	24,812
Total expenses	107,899	85,538
Total revenues less total expenses	(14,282)	(15,011)
Equity in earnings from unconsolidated joint ventures	2,293	1,895
Equity in earnings from sale of unconsolidated joint venture properties	14,744	64,531
Gain on sale of real estate	604	6
Casualty loss	(323)	(850)
Insurance recovery of casualty loss	793	850
Gain on insurance recovery	240	62
Loss on extinguishment of debt	—	(563)
Income from continuing operations	4,069	50,920
Provision for taxes	54	821
Income from continuing operations, net of taxes	4,015	50,099
Income attributable to non-controlling interests	(142)	(144)
Net income attributable to common stockholders	$3,873	$49,955

Weighted average number of shares of common stock outstanding:
Basic	17,918,270	17,793,035
Diluted	17,948,276	17,852,951

Per share amounts attributable to common stockholders
Basic	$0.16	$2.67
Diluted	$0.16	$2.66
See accompanying notes to consolidated financial statements.

Index

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2023 and 2022
(Dollars in thousands, except per share data)

	Shares of Common Stock	Additional Paid-In Capital	(Accumulated Deficit)	Non-Controlling Interests	Total
Balances, December 31, 2021	$173	$258,161	$(55,378)	$(5)	$202,951
Distributions - Common Stock - $0.98 per share	—	—	(18,532)	—	(18,532)
Restricted stock and restricted stock units vesting	2	(2)	—	—	—
Compensation expense—restricted stock and restricted stock units	—	4,486	—	—	4,486
Distributions to non-controlling interests	—	—	—	(157)	(157)
Shares issued through equity offering program, net	5	9,940	—	—	9,945
Shares issued through DRIP	—	1,278	—	—	1,278
Net income	—	—	49,955	144	50,099
Other comprehensive income	—	—	—	—	—
Comprehensive income	—	—	—	—	50,099
Balances, December 31, 2022	$180	$273,863	$(23,955)	$(18)	$250,070
Distributions - Common Stock - $1.00 per share	—	—	(18,904)	—	(18,904)
Restricted stock and restricted stock units vesting	2	(2)	—	—	—
Compensation expense—restricted stock and restricted stock units	—	4,768	—	—	4,768
Distributions to non-controlling interests	—	—	—	(139)	(139)
Shares issued through DRIP	—	3,034	—	—	3,034
Shares repurchased	(7)	(14,392)	—	—	(14,399)
Net income	—	—	3,873	142	4,015
Balances, December 31, 2023	$175	$267,271	$(38,986)	$(15)	$228,445

See accompanying notes to consolidated financial statements

Index

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net Income	$4,015	$50,099
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,484	24,812
Amortization of deferred financing fees	1,072	628
Amortization of debt fair value adjustment	613	137
Amortization of restricted stock and restricted stock units	4,768	4,486
Equity in earnings of unconsolidated joint ventures	(2,293)	(1,895)
Equity in earnings on sale of real estate of unconsolidated ventures	(14,744)	(64,531)
Gain on sale of real estate	(604)	(6)
Gain on insurance recovery	(240)	(62)
Loss on extinguishment of debt	—	563
Increases and decreases from changes in other assets and liabilities:
(Increase) decrease in other assets	(787)	5,142
Decrease in accounts payable and accrued liabilities	(678)	(3,923)
Net cash provided by operating activities	19,606	15,450
Cash flows from investing activities:
Improvements to real estate owned	(9,643)	(6,295)
Purchase and consolidation of joint venture properties	—	(101,666)
Proceeds from the sale of real estate owned	711	4,385
Distributions from unconsolidated joint ventures	25,687	91,239
Contributions to unconsolidated joint ventures	(316)	(3,500)
Proceeds from insurance recoveries	240	62
Net cash provided by (used in) investing activities	16,679	(15,775)
Cash flows from financing activities:
Proceeds from mortgages payable	21,173	18,953
Mortgage payoffs	—	(41,666)
Mortgage principal payments	(3,308)	(2,219)
Proceeds from credit facility	—	43,000
Repayment of credit facility	(19,000)	(24,000)
Increase in deferred financing costs	(683)	(693)
Dividends paid	(18,909)	(17,863)
Distributions to non-controlling interests	(139)	(157)
Proceeds from the sale of common stock	—	9,945
Proceeds from the issuance of DRP shares	3,034	1,278
Repurchase of shares of common stock	(14,399)	—
Net cash used in financing activities	(32,231)	(13,422)
Net increase (decrease) in cash, cash equivalents, restricted cash and escrows:	4,054	(13,747)

Index

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2023	2022
Cash, cash equivalents, restricted cash and escrows at beginning of year	27,721	41,468
Cash, cash equivalents,restricted cash and escrows at end of year	$31,775	$27,721
Supplemental disclosures of cash flow information:
Cash paid during the year for interest expense	$20,433	$14,086
Cash paid during the year for income and excise taxes	$689	$283

Consolidation on buyout of partnership interest:
Increase in real estate assets	$—	(370,513)
Increase in other assets	—	(13,893)
Increase in mortgage payable	—	231,896
Increase in deferred loan costs	—	(3,892)
Increase in accounts payable and accrued liabilities	—	6,278
Decrease in investment in unconsolidated joint ventures	—	48,458
	$—	$(101,666)
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

	December 31,
	2023	2022
Cash and cash equivalents	$23,512	$20,281
Restricted cash	632	872
Escrows (Other assets)	7,631	$6,568
Total cash, cash equivalents, restricted cash and escrows shown in consolidated statement of cash flows	$31,775	$27,721

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES
Organization and Background
BRT Apartments Corp. (“BRT” or the “Company”) owns, operates and, to a lesser extent, develops multi-family properties. These multi-family properties may be wholly owned by us or by unconsolidated joint ventures in which the Company contributes a significant portion of the equity. At December 31, 2023, BRT: (i) wholly-owns 21 multi-family properties located in 11 states with an aggregate of 5,420 units and a carrying value of $634,046,000; (ii) has ownership interests, through unconsolidated entities, in seven multi-family properties located in four states with an aggregate of 2,287 units, and the carrying value of its net equity investment is $30,418,000; and (iii) owns other assets, through consolidated and unconsolidated subsidiaries, with a carrying value of $5,615,000. The Company's 28 multi-family properties are located in 11 states primarily in the Southeast United States and Texas.

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
The joint venture that owns a commercial property in Yonkers, NY was determined not to be a variable interest entity ("VIE") but is consolidated because the Company has controlling rights in such entity.
The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting. For each joint venture, the Company evaluated the rights provided to each party in the venture to assess the consolidation of the venture. All investments in unconsolidated joint ventures have sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support and, as a group, the holders of the equity at risk have power through voting rights to direct the activities of these ventures. As a result, none of these joint ventures are VIEs. Additionally, the Company does not exercise substantial operating control over these entities, and therefore the entities are not consolidated. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for their share of equity in earnings, cash contributions and distributions. The distributions to each joint venture partner are determined pursuant to the applicable operating agreement and may not be pro-rata to the percentage equity interest each partner has in the applicable venture.
Certain items on the consolidated financial statements for the year ended December 31, 2022, have been reclassified to conform with the current year's presentation including reclassifying (i) Credit Facility deferred fees to Other assets and (ii) Deposit and escrows within Cash and Restricted Cash on the statement of cash flows.
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
December 31, 2023

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (continued)
In accordance with Accounting Standards Codification ("ASC") Topic 740 - "Income Taxes", the Company believes that it has appropriate support for the income tax positions taken and, as such, does not have any uncertain tax positions that, if successfully challenged, could result in a material impact on the Company's financial position or results of operations. The Company's income tax returns for the tax years 2020 through 2022 are subject to review by the Internal Revenue Service.
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

Whenever the Company buys out the remaining interest from joint venture partners, the Company follows a cost-accumulation approach, wherein the Company allocates the cost basis of its existing interest and the purchase price to the Company of its partners' remaining interest, to the real estate acquired (including land, buildings and improvements, and identified intangibles such as acquired in-place leases) and acquired liabilities.

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
December 31, 2023

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
Equity Based Compensation
Compensation expense for grants of restricted stock, restricted stock units ("RSUs") and dividend equivalent rights are amortized over the vesting period of such awards, based upon the estimated fair value of such award at the grant date. The Company recognizes the effect of forfeitures when they occur and previously recognized compensation expense is reversed in the period the grant or unit is forfeited. The deferred compensation related to the performance based RSUs to be recognized as expense is net of certain performance assumptions which are re-evaluated quarterly. For accounting purposes, the shares of restricted stock and the RSUs are not included in the outstanding shares shown on the consolidated balance sheets until they vest; however, the restricted stock is included in the calculation of basic and diluted earnings per share as it participates in the earnings of the Company.
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
In calculating diluted earnings per share, the Company includes only those shares underlying the RSUs that it anticipates will vest based on management's estimates which are evaluated quarterly. The Company excludes any shares underlying the RSUs from such calculation if their effect would have been anti-dilutive.
Cash Equivalents
Cash equivalents consist of highly liquid investments; primarily, direct United States treasury obligations with maturities of three months or less when purchased.
Restricted Cash
Restricted cash consists of cash held for construction costs and property improvements for specific joint venture properties as may be required by contractual arrangements.
Other Assets
Other assets consist of real estate tax , insurance and replacement escrows (classified as restricted cash within the consolidated statement of cash flows), lease intangibles, tenant receivables, prepaid expenses and other receivables.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

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
Reclassifications

Immaterial Error Correction
During the preparation of financial statements for the current year, it was determined that we were not correctly including the escrow accounts classified within other assets within cash flows from operating activities and cash flows from investing activities on the Consolidated Statements of Cash Flows. As a result, we have made an immaterial error correction to the prior period to reclassify the deposits and escrows within Cash and Restricted Cash on the Statement of Cash Flows resulting in an increase in net cash from operating activities of $425,000 and a decrease in net cash used in investing activities of $3,596,000 from what was previously reported.

NOTE 2—REAL ESTATE PROPERTIES
Real estate properties consist of the following (dollars in thousands):

	December 31,
	2023	2022
Land	$74,246	$74,246
Building	616,979	617,041
Building improvements	25,110	15,511
Real estate properties	716,335	706,798
Accumulated depreciation	(80,499)	(55,195)
Total real estate properties, net	$635,836	$651,603

A summary of activity in real estate properties, net, for the year ended December 31, 2023 follows (dollars in thousands):

	December 31, 2022 Balance	Improvements	Depreciation	Asset Sale	December 31, 2023 Balance
Multi-family	$649,701	$9,537	$(25,193)	$—	$634,045
Retail shopping center - Yonkers, NY/Other	1,902	106	(111)	(106)	1,791
Total real estate properties	$651,603	$9,643	$(25,304)	$(106)	$635,836

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

NOTE 2—REAL ESTATE PROPERTIES (continued)
The following summarizes, by state, information for the year ended December 31, 2023 regarding consolidated properties (dollars in thousands):

Location	Number of Properties	Number of Units	2023 Rental and Other Revenue	% of 2023 Rental and Other Revenue
Tennessee	2	702	$14,088	15%
Mississippi	2	776	12,184	13%
Alabama	3	740	11,194	12%
Georgia	3	688	10,571	11%
Florida	2	518	9,428	10%
Texas	3	600	9,231	11%
South Carolina	2	474	8,585	9%
Virginia	1	220	4,586	5%
North Carolina	1	264	4,168	4%
Missouri	1	174	3,802	4%
Ohio	1	264	3,751	4%
Other (a)	—	—	1,481	2%
	21	5,420	$93,069
__________________________________________
(a) Represents non-multi-family revenues.

Future minimum rentals to be received pursuant to non-cancellable operating leases with terms in excess of one year, from a commercial property owned by the Company at December 31, 2023, are as follows (dollars in thousands):

Year Ending December 31,	Amount
2024	$1,289
2025	1,319
2026	1,319
2027	1,319
2028	887
Thereafter	4,837
Total	$10,970
Leases at the Company's multi-family properties are generally for a term of one year or less and are not reflected in this table.

NOTE 3—ACQUISITIONS AND DISPOSITIONS
Acquisitions of Interests in Joint Ventures
During 2023, the Company did not acquire any partnership interests. During 2022, the Company purchased its partners' remaining interests in 11 joint ventures. The Company determined that in each acquisition the gross assets acquired are concentrated in a single identifiable asset. Therefore, these transactions do not meet the definition of a business and are accounted for as asset acquisitions.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

NOTE 3—ACQUISITIONS AND DISPOSITIONS (continued)
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
____________________________

(1) The purchase price reflects the Company's purchase of its joint venture partner's promote interest in the venture. Includes $3,596 escrows but excludes closing costs of $2,191 and operating cash acquired from the joint venture of $2,797.

During 2022, the Company assessed the fair value of the tangible assets of each acquired property as of the applicable acquisition date using estimated building costs between $90 and $215 per square foot, with a weighted average square foot cost of $158 and estimated land costs between $4.11 and $50.14 per square foot with a weighted average square foot cost of $6.65, which are Level 3 unobservable input in the fair value hierarchy.
The following table summarizes the purchase price allocation of the book values of those properties whose remaining interest was purchased and consolidated in 2022 and is based on the proportionate share of the estimated fair value of the property on the acquisition date (dollars in thousands):

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

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

NOTE 3—ACQUISITIONS AND DISPOSITIONS (continued)
Property Dispositions
During the year ended December 31, 2023, the Company sold a cooperative apartment unit located in New York, NY for a sales price of $785,000 and after closing costs, recognized a gain of $604,000 on the sale.
During the year ended December 31, 2022, the Company sold a land parcel located in Daytona, FL for a sales price of $4,700,000 and after closing costs, recognized a nominal gain.

NOTE 4—RESTRICTED CASH
The restricted cash reflected on the consolidated balance sheets represents funds held by the Company specifically allocated for capital improvements at joint venture multi-family properties; such funds are not generally available for general corporate purposes.

NOTE 5 - LEASES

Lessor Accounting

The Company owns a commercial property which is leased to two tenants under operating leases with current expirations ranging from 2028 to 2035, with options to extend or terminate the leases. Revenues from such leases are reported as rental income, net, and are comprised of (i) lease components, which includes fixed lease payments and (ii) non-lease components, which includes reimbursements of property level operating expenses. The Company does not separate non-lease components from the related lease components as the timing and pattern of transfer are the same, and accounts for the combined component in accordance with ASC 842.

Lessee Accounting

The Company is a lessee under a ground lease in Yonkers, NY which is classified as an operating lease. The ground lease which was set to expire September 30, 2024, provided for one 21-year renewal option. The renewal option was exercised in 2023 and the ground lease is scheduled to expire on June 30, 2045. There are no further renewal options. As of December 31, 2023, the remaining lease term is 21.5 years.

The Company is a lessee under a corporate office lease in Great Neck, NY, which is classified as an operating lease. The lease expires on December 31, 2031 and provides a five-year renewal option. As of December 31, 2023, the remaining lease term, including renewal options deemed exercised, is 13.0 years.

As of December 31, 2023, the Company's right-of-use ("ROU") assets and lease liabilities were $2,183,000 and $2,318,000, respectively and as of December 31, 2022, the Company's ROU assets and lease liabilities were $2,371,000 and $2,472,000, respectively. The ROU assets and lease liabilities are reported on the consolidated balance sheets in Other assets and Accounts payable and accrued liabilities, respectively.

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

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

NOTE 5 - LEASES (continued)

As of December 31, 2023, the minimum future lease payments related to the operating ground and office leases are as follows (dollars in thousands):

Year Ending December 31,	Amount
2024	$243
2025	252
2026	256
2027	261
2028	268
Thereafter	2,974
Total undiscounted cash flows	$4,254
Present value discount	(1,936)
Lease liability	$2,318

NOTE 6—INVESTMENT IN UNCONSOLIDATED VENTURES
At December 31, 2023 and 2022, the Company owned interests in unconsolidated joint ventures that owned seven multi-family properties and an interest in a development property (the "Unconsolidated Properties"), respectively. The condensed balance sheets below presents information regarding such properties (dollars in thousands):

	December 31,
	2023	2022
ASSETS
Real estate properties, net of accumulated depreciation of $69,970 and $66,945	$275,874	$318,304
Cash and cash equivalents	6,447	6,591
Other Assets (1)	54,715	35,372
Total Assets	$337,036	$360,267

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $1,135 and $1,421	$246,966	$255,261
Accounts payable and accrued liabilities	8,751	8,222
Total Liabilities	255,717	263,483
Commitments and contingencies
Equity:
Total unconsolidated joint venture equity	81,319	96,784
Total Liabilities and Equity	$337,036	$360,267

Company equity interest in all joint venture equity	$34,242	$42,576
___________________________________
(1) Includes work-in-process at December 31, 2023 and 2022 of approximately $46,509 and $24,335, respectively, related to the Stono Oaks development project.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

NOTE 6—INVESTMENT IN UNCONSOLIDATED VENTURES (continued)
The condensed income statements below presents information regarding the Unconsolidated Properties (dollars in thousands):

	Year Ended December 31,
	2023	2022
Revenues:
Rental and other revenue	$44,785	$72,873
Total revenues	44,785	72,873

Expenses:
Real estate operating expenses	20,577	33,086
Interest expense	9,268	16,269
Depreciation	10,403	17,798
Total expenses	40,248	67,153
Total revenues less total expenses	4,537	5,720
Other equity earnings	126	121
Impairment of assets	—	(8,553)
Insurance recoveries	—	8,553
Gain on insurance recoveries	65	567
Gain on sale of real estate properties	38,418	118,270
Loss on extinguishment of debt	(561)	(3,491)
Net income from joint ventures	$42,585	$121,187

BRT equity in earnings and equity in earnings from sale of unconsolidated joint venture properties	$17,037	$66,426

Purchase of Interest in a Joint Venture
On March 10, 2022, the Company acquired for $3,500,000, a 17.45% interest in a planned 240-unit development property located in Johns Island, SC. In 2023, the Company contributed an additional $316,000 to this venture. In December 2022, the venture recorded an impairment charge of $8,553,000 due to a fire at the development. This loss is covered by insurance and accordingly, the venture recorded an insurance recovery of $8,553,000. The Company recorded its proportionate share of the impairment charge and the insurance recovery. As of December 31, 2023, the property is substantially complete and leasing has commenced.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

NOTE 6—INVESTMENT IN UNCONSOLIDATED VENTURES (continued)
Dispositions of Properties
The table below provides information regarding the disposition of real estate properties by unconsolidated joint ventures in the year ended December 31, 2023 and 2022 (dollars in thousands):

Location	Sale Date	Number of Units	Sale Price	Gain on Sale	BRT Share of Gain on Sale	BRT Share of Loss of Extinguishment on Debt
2023
Chatham Court and Reflections - Dallas, TX	5/12/2023	494	$73,000	$38,418	$14,744	$212

2022
Verandas at Shavano - San Antonio, TX	2/8/2022	288	$53,750	$23,652	$12,961	$—
Reatreat at Cinco Ranch - Katy, TX	6/14/2022	268	68,300	30,595	17,378	686
The Vive - Kannapolis, NC	6/30/2022	312	91,250	47,086	22,720	787
Waters Edge - Columbia, SC	8/31/2022	204	32,400	16,937	11,472	388
Total 2022		1,072	$245,700	$118,270	$64,531	$1,861

Joint Venture Buyouts
In 2022, the Company purchased its venture partners' remaining interests in joint ventures that owned 11 multi-family properties. The operations and accounts of these joint ventures which, as a result of such purchases, are wholly-owned by the Company are consolidated into the operations and accounts of the Company as of their respective acquisition dates. See Note 3 for information regarding these buyouts.

NOTE 7—DEBT OBLIGATIONS
Debt obligations consist of the following (dollars in thousands):

	December 31,
	2023	2022
Mortgages payable	$426,436	$407,958
Junior subordinated notes	37,400	37,400
Credit facility	—	19,000
Deferred loan costs (1)	(4,266)	(4,443)
Total debt obligations	$459,570	$459,915
________________________
(1) Excludes $289 and $498 at December 31, 2023 and 2022, respectively, of deferred fees related to our credit facility which is reflected in Other Assets

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

NOTE 7—DEBT OBLIGATIONS (continued)
A summary of activity in property debt, net of deferred loan fees, for the year ended December 31, 2023 is as follows (dollars in thousands):

Balance at December 31, 2022	$403,792
New mortgage	21,173
Amortization of fair value adjustment	613
Principal amortization	(3,308)
Changes in deferred fees	157
Balance at December 31, 2023	$422,427
At December 31, 2023, $426,436,000 of mortgage debt with a weighted average interest rate of 4.02% and a weighted average remaining term to maturity of 7.0 years is outstanding on 18 of the Company's multi-family properties. Scheduled principal repayments for the periods indicated are as follows (dollars in thousands):

Year Ending December 31,	Scheduled Principal Payments
2024	$3,331
2025	19,860
2026	74,622
2027	46,189
2028	40,697
Thereafter	241,737
$426,436

The following table summarizes the information regarding the mortgages relating to the properties in which BRT purchased the remaining interests of its joint venture partners during the twelve months ended December 31, 2022 (dollars in thousands):

Property Name	Location	Debt at Purchase Date (a)	Interest Rate	Maturity Date	Interest only through

Verandas at Alamo	San Antonio, TX	$27,000	3.64%	Oct 2029	Oct 2024
Vanguard Heights	Creve Coeur, MO	29,700	4.41%	July 2031	June 2025
Jackson Square	Tallahassee, FL	21,524	4.19%	Sept 2027	Sept 2022
Brixworth at Bridge Street (b)	Huntsville, AL	11,147	4.25%	June 2032	Maturity
The Woodland Apartments	Boerne, TX	7,914	4.74%	Feb 2026	N/A
Grove at River Place (c)	Macon, GA	11,426	4.39%	Feb 2026	N/A
Civic I	Southaven, MS	27,389	4.24%	March 2026	N/A
Civic II	Southaven, MS	30,105	3.73%	Sept 2026	N/A
Abbotts Run	Wilmington, NC	23,160	4.71%	July 2030	July 2025
Somerset at Trussville	Trussville, AL	32,250	4.19%	June 2029	May 2025
Magnolia Pointe	Madison, AL	15,000	4.08%	Jan 2028	Dec 2022
		$236,615
________________________________
(a) Excludes fair value adjustments of $4,719 determined as part of the purchase price allocation.
(b) The original mortgage debt of $11,147 was refinanced with new ten-year mortgage debt of $18,952 immediately following the buyout. The interest rate, maturity date and interest - only terms reflect the new mortgage.
(c ) Includes a supplemental mortgage of $1,056 which was paid off immediately following the buyout.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

NOTE 7—DEBT OBLIGATIONS (continued)
The unamortized balance of acquisition related mortgage intangibles, which is included in mortgages payable in the consolidated balance sheet, was $1,387,000 at December 31, 2023 and will be amortized as follows (dollars in thousands):

Year Ending December 31,	Amount
2024	$556
2025	501
2026	215
2027	(29)
2028	1
Thereafter	143
Total	$1,387
On February 24, 2023, the Company obtained mortgage debt of $21,173,000 on its Silvana Oaks - North Charleston, SC multi-family property; such mortgage debt matures in March 2033, bears an interest rate of 4.45% and is interest only for the term of the mortgage.
The Company paid off the following debt during the year ended December 31, 2022 (dollars in thousands):

Property Name	Location	Mortgage Payoff	Interest Rate	Payoff Date	Maturity Date
2022
Avalon	Pensacola, FL	$14,558	4.29%	1/26/2022	3/1/2022
Silvana Oaks	N. Charleston, SC	14,904	3.79%	10/28/2022	11/1/2022
Total		$29,462

Credit Facility
The Company's credit facility with an affiliate of Valley National Bank ("VNB"), as amended, allows the Company to borrow, subject to compliance with borrowing base requirements and other conditions, up to $60,000,000. The facility can be used to facilitate the acquisition of multi-family properties, repay mortgage debt secured by multi family properties and for operating expense (i.e.,working capital (including dividend payments)); provided that no more than $25,000,000 may be used for operating expenses. The facility, which was amended in August 2023 to change the interest rate from a prime based rate to a SOFR based rate, is secured by the cash available in certain cash accounts maintained by the Company at VNB and the Company's pledge of its interests in the entities that own the unencumbered properties used in calculating the borrowing base. The interest rate, which adjusts monthly and is subject to a floor of 6.00%, equals one-month term SOFR plus 250 basis points. The interest rate in effect as of December 31, 2023 and March 1, 2024 was 7.85% and 7.82%, respectively. There is an unused facility fee of 0.25% per annum on the total amount committed by VNB and unused by the Company. The facility matures in September 2025. At December 31, 2023, the Company is in compliance in all material respects with its obligations under the facility.
At December 31, 2023, and March 1, 2024, there was no outstanding balance on the facility and $60,000,000 was available to be borrowed. At December 31, 2022, there was an outstanding balance of $19,000,000 on the facility. The average balance outstanding on the facility for 2023 and 2022 was $2,811,000 and $7,907,000, respectively. Interest expense for the years ended December 31, 2023 and 2022, which includes amortization of deferred financing costs and unused fees, was $574,000 and $713,000, respectively. Deferred costs of $289,000 and $498,000 are recorded in Other Assets on the consolidated balance sheets at December 31, 2023 and 2022, respectively.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

NOTE 7—DEBT OBLIGATIONS (continued)
Junior Subordinated Notes
At December 31, 2023 and 2022, the outstanding principal balance of the Company's junior subordinated notes was $37,400,000, before deferred financing costs of $257,000 and $277,000, respectively. The interest rate on the outstanding balance resets quarterly and is based on three month term SOFR + 2.26%. The rate in effect at December 31, 2023 and 2022 was 7.65% and 6.41%, respectively. The notes mature April 30, 2036.
The notes require interest only payments through the maturity date, at which time repayment of all outstanding principal and unpaid interest is due. Interest expense for the years ended December 31, 2023 and 2022, which includes amortization of deferred costs, was $2,768,000 and $1,478,000, respectively.

NOTE 8—INCOME TAXES
The Company elected to be taxed as a REIT pursuant to the Code. As a REIT, the Company is generally not subject to Federal income taxes at the corporate level if it distributes 100% of its REIT taxable income, as defined, to its stockholders. To maintain its REIT status, the Company must distribute at least 90% of its ordinary taxable income; however, if it does not distribute 100% of its taxable income, it will be taxed on undistributed income. There are a number of organizational and operational requirements the Company must meet to remain a REIT. If the Company fails to qualify as a REIT in any taxable year, its taxable income will be subject to Federal income tax at regular corporate tax rates and it may not be able to qualify as a REIT for four subsequent tax years. Even if it is qualified as a REIT, the Company is subject to certain state and local income taxes and to Federal income and excise taxes on undistributed taxable income. For income tax purposes, the Company reports on a calendar year basis. As of December 31, 2023, tax returns for the calendar years 2020 through 2022 remain subject to examination by the Internal Revenue Service and various state and local tax jurisdictions.
During the years ended December 31, 2023 and 2022, the Company recorded $54,000 and $821,000, respectively, of state franchise tax expense, net of refunds, relating to the 2023 and 2022 calendar years.
Earnings and profits, which determine the taxability of dividends to stockholders, differs from net income reported for financial statement purposes due to various items, including timing differences related to impairment charges, depreciation methods and carrying values.

NOTE 9—STOCKHOLDERS' EQUITY
Common Stock Dividend Distribution
During the years ended December 31, 2023 and 2022, the Company declared an aggregate of $1.00 and $0.98 per share in cash dividends, respectively.
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

Each of the Company's Amended and Restated 2020 Incentive Plan (the "2020 Plan") and the Amended and Restated 2018 Incentive Plan (the "2018 Plan"; and together with the 2020 Plan, the "Prior Plans") authorized the Company to grant up to 1,000,000 and 600,000, respectively, of shares of common stock pursuant to the same type of awards available under the 2022 Plan. No further awards may be granted pursuant to the Prior Plans.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

NOTE 9—STOCKHOLDERS' EQUITY (continued)

Incentive Plan	2022 Plan		2020 Plan	2018 Plan
Maximum shares	1,000,000		1,000,000	600,000
Restricted shares issued	(163,914)		(475,747)	(459,495)
RSUs issued	(427,459)		(210,375)	—
Restricted shares and RSUs forfeited	2,861		2,303	1,000
Expired shares	—		(316,181)	(141,505)
Remaining shares available to be issued	411,488	(1)	—	—

(1) Excludes 166,439 shares of restricted shares issued in January 2024.

Restricted Stock
In January 2023 and January 2022, the Company granted shares of restricted stock pursuant to the 2022 Plan and 2020 Plan. The shares of restricted stock generally vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For financial statement purposes, the restricted stock is not included in the outstanding shares shown on the consolidated balance sheets until they vest, but are included in the basic and diluted earnings per share computation. The weighted average remaining vesting period of the outstanding restricted stock is 2.1 years. Subsequent to December 31, 2023, the Company granted 166,439 stock of restricted stock pursuant to the 2022 Plan.
The tables below presents information regarding the changes in the number of shares of restricted stock outstanding under the Company's equity incentive plans, compensation expense and unearned compensation for the periods indicated (dollars in thousands):

	Year Ended December 31,
Restricted Stock Grants:	2023	2022
Unvested at beginning of the year	934,092	922,619
Grants	163,914	158,973
Forfeitures	(1,670)	(250)
Vested during the year	(144,497)	(147,250)
Unvested at the end of the year	951,839	934,092

Amounts charged to compensation expense	$3,360	$2,978
Unearned compensation at period end	$7,484	$7,728

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

NOTE 9—STOCKHOLDERS' EQUITY (continued)
Restricted Stock Units
In June 2023 and June 2022, the Company issued restricted stock units (the "RSUs") to acquire shares of common stock. The RSUs granted entitle the recipients, subject to continued service during the applicable performance period, to (i) shares of common stock, (the "TSR Award"), based on achieving, during the three-year performance period (the "Measurement Period"), specified levels in compounded annual growth rate ("CAGR") in total stockholder return (“TSR”), and (ii) shares of common stock based on achieving, during the Measurement Period, specified levels in CAGR in adjusted funds from operations (the "AFFO Award"), in each case as determined pursuant to the award agreement. In addition, with respect to each of the RSUs granted in 2023 and 2022, additional shares (the "Peer Group Adjustment") may be added to or subtracted from the TSR Award based on attaining or failing to attain, as the case may be, during the Measurement Period, of specified levels of CAGR in TSR in comparison to the REITs that comprise, with specified exceptions, the FTSE NAREIT Equity Apartment  Index.
The RSU recipients also received dividend equivalent rights entitling them to an amount equal to cash dividends they would have received with respect to the shares of common stock underlying their RSUs as if the underlying shares were outstanding during the Measurement Period, if, when, and to the extent, the related RSUs vest. The shares underlying the RSUs are not participating securities but are contingently issuable shares.
The tables below presents activity and changes in the number of RSUs under the Company's equity incentive plans, compensation expense and unearned compensation for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2023	2022
RSUs:
Unvested units at beginning of year	420,739	210,375

Grants - TSR Awards	95,550	94,431
Grants - TSR Peer group adjustment	23,890	23,608
Grants - AFFO Awards	95,550	94,431
Total RSUs granted in applicable year	214,990	212,470

Forfeitures	(1,239)	(2,106)
Total unvested RSUs at end of year	634,490	420,739

Amounts charged to compensation expense	$1,408	$1,508
Unearned compensation at period end	$1,999	$4,269

For the TSR Awards, a third party appraiser prepared a Monte Carlo simulation pricing model to assist management in determining fair value. The Monte Carlo valuation consisted of computing the grant date fair value of the awards using the Company's simulated stock price. For these TSR awards, the per unit of share fair value was estimated using the following assumptions:

Award Year	Expected Life ( yrs)	Dividend Rate	Risk-Free Interest Rate			Expected Price Volatility
2023	3	5.08%	4.42%	to	5.28%	28.99%	to	37.97%
2022	3	4.57%	2.23%	to	3.11%	35.60%	to	47.40%

For the AFFO Awards granted, fair value is based on the market value on the date of grant. Expense is not recognized on RSUs which the Company does not expect to vest because the performance conditions are not expected to be satisfied.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

NOTE 9—STOCKHOLDERS' EQUITY (continued)
Performance assumptions are re-evaluated quarterly.The total amount recorded at the grant date as deferred compensation with respect to the AFFO awards granted in 2023 and 2022 was $1,879,000 and $2,068,000 respectively.
The following table reflects the compensation expense recorded for all incentive plans (dollars in thousands):

	Year Ended December 31,
	2023	2022
Restricted stock	$3,360	$2,978
RSUs	1,408	1,508
Total compensation	$4,768	$4,486

Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands):

	Year Ended December 31,
	2023	2022
Numerator for basic and diluted earnings per share:
Net income	$4,015	$50,099
Deduct (earnings) attributable to non-controlling interests	(142)	(144)
Deduct (earnings) allocated to unvested restricted stock	(953)	(2,472)
Net income available for common stockholders: basic and diluted	$2,920	$47,483

Denominator for basic earnings per share:
Weighted average number of common shares outstanding	17,918,270	17,793,035
Effect of dilutive securities:
RSUs	30,006	59,916
Denominator for diluted earnings per share:
Weighted average number of shares	17,948,276	17,852,951

Earnings per common share, basic	$0.16	$2.67
Earnings per common share, diluted	$0.16	$2.66

Equity Distribution Agreements
Effective as of May 12, 2023, the Company (i) terminated the equity distribution agreements dated March 18, 2022 and (ii) entered into equity distribution agreements with three sales agents to sell up to $40,000,000 of shares of its common stock from time-to-time in an at-the-market offering. During the year ended December 31, 2023, the Company did not sell any shares. During the year ended December 31, 2022 the Company sold 347,815 shares, for an aggregate sales price of $7,870,000, before commissions and fees of $98,000. At December 31, 2023, the Company is authorized to sell an aggregate of $32,131,000 of shares pursuant to the equity distribution agreements.
Share Repurchase
Pursuant to the Company’s repurchase program(s), as amended from time to time, the Company is authorized to repurchase shares of its common stock through open-market transactions, privately negotiated transactions, or otherwise.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

NOTE 9—STOCKHOLDERS' EQUITY (continued)
In June 2023, the Board of Directors extended the term of the Company's share repurchase program from December 31, 2023 to December 31, 2025 and increased the existing repurchase authorization from $5,000,000 to $10,000,000 of shares. In August 2023 and December 2023, the Board of Directors, replenished the authorization by approximately $6,750,000 and $7,230,000, respectively, to increase the repurchase authorization as of such date to $10,000,000 of shares.
During the year ended December 31,2023, the Company repurchased 779,423 shares of common stock for total consideration of approximately $14,397,000, net of commissions of $44,000. As of December 31, 2023, the Company is authorized to repurchase approximately $9,584,000 of shares of common stock.
From January 1, 2024 through March 1, 2024, the Company repurchased 123,061 shares of common stock at an average price per share of $18.43 for an aggregate cost of $2,268,000. At March 1, 2024, the Company is authorized to repurchase up to $7,316,000 of shares of common stock.
During the twelve months ended December 31, 2022, the Company did not repurchase any shares of common stock.
Dividend Reinvestment Plan
The Dividend Reinvestment Plan (the “DRP”), among other things, provides stockholders with the opportunity to reinvest all or a portion of their cash dividends paid on the Company’s common stock in additional shares of its common stock, at a discount, determined in the Company’s sole discretion, of up to 5% from the market price for the common stock (as such price is calculated pursuant to the DRP). The discount from the market price as of December 31, 2023 was 3%. In the year ended December 31, 2023 and 2022, the Company issued 165,228 and 62,360 shares in lieu of cash dividends of $3,034,000 and $1,279,000, respectively. In March 2024, the Board of Directors reauthorized the DRP.

NOTE 10—RELATED PARTY TRANSACTIONS
The Company has retained certain of its part time executive officers and Fredric H. Gould, a director, to provide, among other things, the following services: participating in the Company's multi-family property analysis and approval process (which includes service on an investment committee), providing investment advice, and long-term planning and consulting with executives and employees with respect to other business matters, as required. The aggregate fees paid in 2023 and 2022 for these services were $1,541,000 and $1,468,000, respectively.
Management of certain properties owned by the Company and certain joint venture properties is provided by Majestic Property Management Corp. ("Majestic Property"), a company wholly owned by Fredric H. Gould, under renewable year-to-year agreements. Certain of the Company's officers and directors are also officers and directors of Majestic Property. Majestic Property provides real property management, real estate brokerage and construction supervision services for these properties. For the years ended December 31, 2023 and 2022, fees for these services were $34,000 and $36,000, respectively.
Pursuant to a shared services agreement between the Company and several affiliated entities, including Gould Investors L.P., the owner and operator of a diversified portfolio of real estate and other assets and One Liberty Properties, Inc., a NYSE listed equity REIT ("One Liberty"), the (i) services of the part time personnel that perform certain executive, administrative, legal, accounting and clerical functions and (ii) certain facilities and other resources, are provided to the Company. The allocation of expenses for the facilities, personnel and other resources shared by, among others, the Company and Gould Investors, is computed in accordance with such agreement and is included in general and administrative expense on the consolidated statements of operations. During the years ended December 31, 2023 and 2022, allocated general and administrative expenses reimbursed by the Company to Gould Investors pursuant to the shared services agreement aggregated $642,000 and $739,000, respectively. As of December 31, 2023 and 2022, $142,000 and $126,000, respectively, remains unpaid and is included in accounts payable and accrued liabilities on the consolidated balance sheets. At December 31, 2023, Gould Investors owned approximately 19.1% of BRT’s outstanding common stock. Certain of the Company's officers and directors are also officers and directors of One Liberty and Georgetown Partners, LLC, the managing general partner of Gould Investors.
The Company obtains certain insurance in conjunction with Gould Investors and reimburses Gould Investors for the Company's share of the insurance cost. Insurance reimbursements to Gould Investors for the years ended December 31, 2023 and 2022 were $22,000 and $67,000, respectively.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

NOTE 11—FAIR VALUE OF FINANCIAL INSTRUMENTS
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
Junior subordinated notes:  At December 31, 2023, and 2022, the estimated fair value of the Company's junior subordinated notes is less than their carrying value by approximately $3,613,000 and $4,695,000, respectively, based on market interest rates of 8.60% and 7.91%, respectively.
Mortgages payable:  At December 31, 2023, the estimated fair value of the Company's mortgages payable is less than their carrying value by approximately $34,195,000, assuming market interest rates between 4.88% and 6.23%. At December 31, 2022, the estimated fair value was less than the carrying value by $37,500,000, assuming market interest rates between 5.18% and 6.23%. Market interest rates were determined using current financing transaction information provided by third party institutions.
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
At December 31, 2023 and 2022, the Company had no financial assets or liabilities measured at fair value.
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
December 31, 2023

NOTE 12—COMMITMENT AND CONTINGENCIES
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
The Company was one of several defendants in a wrongful death lawsuit which was settled. In connection with the settlement, the Company paid $325,000 which payment was funded by the Company's insurance carrier.
The Company maintains a non-contributory defined contribution pension plan covering eligible employees and officers. Contributions by the Company are made through a money purchase plan and the amounts of such contributions are based upon a percent of qualified employees' total salary as defined therein. Pension expense approximated $473,000 and $424,000 during the years ended December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022, $73,000 and $125,000, respectively, remains unpaid and is included in accounts payable and accrued liabilities on the consolidated balance sheets.
At December 31, 2023, the Company is the carve-out guarantor with respect to mortgage debt in principal amount of $419,349,000 at 18 multi-family properties.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

NOTE 13—QUARTERLY FINANCIAL DATA (Unaudited)

	2023
	1st Quarter Jan - March	2nd Quarter April - June	3rd Quarter July - September	4th Quarter Oct - Dec	Total For Year
Revenues:
Rental and other revenue	$22,939	$23,255	$23,510	$23,365	$93,069
Other income	—	63	342	143	548
Total revenues	22,939	23,318	23,852	23,508	93,617
Expenses:
Real estate operating expenses	10,434	10,548	10,583	10,256	41,821
Interest expense	5,483	5,513	5,581	5,584	22,161
General and administrative	4,055	3,848	4,017	3,513	15,433
Depreciation	8,008	7,543	6,544	6,389	28,484
Total expenses	27,980	27,452	26,725	25,742	107,899
Total revenues less total expenses	(5,041)	(4,134)	(2,873)	(2,234)	(14,282)
Equity in earnings of unconsolidated joint ventures	815	464	426	588	2,293
Equity in earnings from sale of unconsolidated joint venture properties	—	14,744	—	—	14,744
Gain on sale of real estate	—	—	604	—	604
Casualty loss	—	—	—	(323)	(323)
Insurance recovery of casualty loss	—	215	261	317	793
Gain on insurance recoveries	240	—	—	—	240
Income (loss) income from continuing operations	(3,986)	11,289	(1,582)	(1,652)	4,069
Provision for taxes	76	51	(122)	49	54
Net (loss) income from continuing operations, net of taxes	(4,062)	11,238	(1,460)	(1,701)	4,015
Income attributable to non-controlling interests	(36)	(36)	(34)	(36)	(142)
Net (loss) income attributable to common stockholders	$(4,098)	$11,202	$(1,494)	$(1,737)	3,873

Basic and diluted and per share amounts attributable to common stockholders
Basic (loss) income per share	$(0.21)	$0.59	$(0.08)	$(0.11)	$0.16
Diluted (loss) income per share	$(0.21)	$0.58	$(0.08)	$(0.11)	$0.16

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

NOTE 13—QUARTERLY FINANCIAL DATA (Unaudited) (Continued)

	2022
	1st Quarter Jan - March	2nd Quarter April - June	3rd Quarter July - September	4th Quarter Oct - Dec	Total For Year
Revenues:
Rental and other revenue	$11,430	$14,683	$21,691	$22,711	$70,515
Other income	4	2	6	—	12
Total revenues	11,434	14,685	21,697	22,711	70,527
Expenses:
Real estate operating expenses	4,753	6,348	9,195	10,262	30,558
Interest expense	2,021	2,912	5,061	5,520	15,514
General and administrative	3,633	3,533	3,673	3,815	14,654
Impairment charge	—	—	—	—	—
Depreciation	3,606	5,010	8,165	8,031	24,812
Total expenses	14,013	17,803	26,094	27,628	85,538
Total revenues less total expenses	(2,579)	(3,118)	(4,397)	(4,917)	(15,011)
Equity in earnings (loss) of unconsolidated joint ventures	1,230	(50)	135	580	1,895
Equity in earnings from sale of unconsolidated joint venture properties	12,961	40,098	11,472	—	64,531
Gain on sale of real estate	6	—	—	—	6
Casualty loss	—	—	—	(850)	(850)
Insurance recovery of casualty loss	—	—	—	850	850
Gain on insurance recoveries	—	—	62	—	62
Loss on extinguishment of debt	—	(563)	—	—	(563)
Income (loss) from continuing operations	11,618	36,367	7,272	(4,337)	50,920
Provision (benefit) for taxes	74	724	178	(155)	821
Income (loss) from continuing operations, net of taxes	11,544	35,643	7,094	(4,182)	50,099
Income attributable to non-controlling interests	(36)	(36)	(35)	(37)	(144)
Net income (loss) income attributable to common stockholders	$11,508	$35,607	$7,059	$(4,219)	49,955

Basic and per share amounts attributable to common stockholders
Basic income (loss) per share	$0.62	$1.91	$0.37	$(0.22)	$2.67
Diluted income (loss) per share	$0.62	$1.91	$0.37	$(0.22)	$2.66

NOTE 14—SUBSEQUENT EVENTS
Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of December 31, 2023 that warrant additional disclosure have been included in the notes to the consolidated financial statements.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2023
(Dollars in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount At Which Carried at December 31, 2023						Depreciation Life
Description	Encumbrances	Land	Buildings and Improvements	Land	Improvements	Land	Buildings and Improvements	Total (a)	Accumulated Depreciation	Date of Construction	Date Acquired
Commercial
Yonkers, NY.	$—	—	$4,000	—	$320	—	$4,320	$4,320	$2,529	(b)	Aug-2000	39 years
Multi-Family Residential
North Charleston, SC	21,173	2,435	18,970	—	1,928	2,435	20,897	23,332	8,253	2010	Oct-2012	30 years
Decatur, GA	—	1,698	8,676	—	3,091	1,698	11,767	13,465	4,671	1954	Nov-2012	30 years
Columbus, OH	8,473	1,372	12,678	—	913	1,372	13,591	14,963	4,963	1999	Nov-2013	30 years
Pensacola, FL	—	2,758	25,192	—	2,051	2,758	27,243	30,001	8,616	2008	Dec-2014	30 years
San Marcos, TX	15,951	2,303	17,605	—	512	2,303	18,117	20,420	3,206	2014	Oct-2019	30 years
LaGrange, GA	—	832	21,969	—	1183	832	23,152	23,984	6,676	2009	Nov-2015	30 years
Fredericksburg, VA	25,486	7,540	33,196	—	1,552	7,540	34,748	42,288	7,511	2005	Jul-2018	30 years
Nashville, TN	52,000	6,172	77,532	—	1,088	6,172	78,620	84,792	7,167	2017	Sept -2021	30 years
Greenville, SC	26,392	4,033	34,052	—	761	4,033	34,813	38,846	3,023	1998	Oct-2021	30 years
Nashville, TN	37,680	9,679	29,114	—	2,435	9,679	31,549	41,228	2,545	1985	Dec-2021	30 years
San Antonio, TX	27,000	3,336	33,437	—	421	3,336	33,858	37,194	2,467	2018	March-2022	30 years
Creve Coeur, MO	29,700	5,466	30,826	—	250	5,466	31,076	36,542	2,148	2019	April-2022	30 years
Tallahassee, FL	21,078	3,398	27,167	—	482	3,398	27,649	31,047	1,858	1997	May-2022	30 years
Huntsville, AL	18,952	1,959	20,079	—	924	1,959	21,003	22,962	1,334	1992	May-2022	30 years
Boerne, TX	7,712	1,289	12,852	—	523	1,289	13,375	14,664	809	2008	May-2022	30 years
Macon, GA	10,045	2,866	16,423	—	148	2,866	16,571	19,437	977	1989	June-2022	30 years
Southaven, MS	26,701	3,646	45,554	—	1,335	3,646	46,889	50,535	2,855	2003	July-2022	30 years
Southaven, MS	29,300	3,847	46,452	—	1,612	3,847	48,064	51,911	2,947	2006	July-2022	30 years
Wilmington, NC	23,160	3,468	37,311	—	1,216	3,468	38,527	41,995	2,322	2003	July-2022	30 years
Trussville, AL	32,250	4,095	42,943	—	547	4,095	43,490	47,585	2,354	2007	July-2022	30 years
Madison, AL	14,769	2,054	22,023	—	747	2,054	22,770	24,824	1,268	1992	Aug-2022	30 years
Total	$427,822	$74,246	$618,051	$—	$24,039	$74,246	$642,089	$716,335	$80,499

Index
BRT REALTY TRUST AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2023
(Dollars in thousands)

Notes to the schedule:

(a)	Total real estate properties	$716,335
	Less: Accumulated depreciation	(80,499)
	Net real estate properties	$635,836
(b)	Information not readily obtainable.

A reconciliation of real estate properties is as follows:

	2023	2022
Balance at beginning of year	$651,603	$297,929
Additions:
Acquisitions	—	370,513
Capital improvements	9,643	6,295
	9,643	376,808
Deductions:
Sales	106	4,379
Depreciation	25,304	18,755
	25,410	23,134
Balance at end of year	$635,836	$651,603