Form 10-Q
period 2024-03-31
BRT Apartments Corp.
filed 2024-05-08
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

18,640,528 Shares of Common Stock,
par value $0.01 per share, outstanding on May 1, 2024

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

Item 1. Financial Statements

BRT APARTMENTS CORP. AND SUBSIDIARIES
`CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	March 31, 2024	December 31, 2023
	(unaudited)	(audited)
ASSETS
Real estate properties, net of accumulated depreciation and amortization of $86,934 and $80,499	$631,001	$635,836
Investments in unconsolidated joint ventures	32,953	34,242
Cash and cash equivalents	21,252	23,512
Restricted cash	589	632
Other assets	13,690	15,741
Total Assets	$699,485	$709,963
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $3,797 and $4,009	$421,835	$422,427
Junior subordinated notes, net of deferred costs of $252 and $257	37,148	37,143
Credit facility	—	—
Accounts payable and accrued liabilities	19,888	21,948
Total Liabilities	478,871	481,518

Commitments and contingencies
Equity:
BRT Apartments Corp. stockholders' equity:
Preferred shares $0.01 par value 2,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized; 17,620 and 17,536 shares outstanding	176	175
Additional paid-in capital	267,276	267,271
Accumulated deficit	(46,798)	(38,986)
Total BRT Apartments Corp. stockholders’ equity	220,654	228,460
Non-controlling interest	(40)	(15)
Total Equity	220,614	228,445
Total Liabilities and Equity	$699,485	$709,963

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except shares and per share data)

	Three Months Ended March 31,
	2024	2023
Revenues:
Rental and other revenue from real estate properties	$23,298	$22,939
Interest and other income	105	—
Total revenues	23,403	22,939
Expenses:
Real estate operating expenses - including $9 and $6 to related parties	10,579	10,434
Interest expense	5,523	5,483
General and administrative - including $182 and $173 to related parties	4,152	4,055
Depreciation and amortization	6,435	8,008
Total expenses	26,689	27,980
Total revenues less total expenses	(3,286)	(5,041)
Equity in earnings of unconsolidated joint ventures	228	815
Gain on insurance recoveries	—	240
Loss from continuing operations	(3,058)	(3,986)
Income tax provision	78	76
Loss from continuing operations, net of taxes	(3,136)	(4,062)
Net income attributable to non-controlling interest	(35)	(36)
Net loss attributable to common stockholders	$(3,171)	$(4,098)

Weighted average number of shares of common stock outstanding:
Basic and diluted	17,625,577	18,064,301

Per share amounts attributable to common stockholders:
Basic and diluted	$(0.17)	$(0.21)

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Shares of Common Stock	Additional Paid-In Capital	(Accumulated Deficit)	Non- Controlling Interest	Total
Balances, December 31, 2023	$175	$267,271	$(38,986)	$(15)	$228,445
Distributions - common stock - $0.25 per share	—	—	(4,641)	—	(4,641)
Restricted stock and restricted stock units vesting	2	(2)	—	—	—
Compensation expense - restricted stock and restricted stock units	—	1,342	—	—	1,342
Distributions to non-controlling interests	—	—	—	(60)	(60)
Shares issued through DRIP	—	931	—	—	931
Shares repurchased	(1)	(2,266)	—	—	(2,267)
Net loss	—	—	(3,171)	35	(3,136)
Balances, March 31, 2024	$176	$267,276	$(46,798)	$(40)	$220,614

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Shares of Common Stock	Additional Paid-In Capital	(Accumulated Deficit)	Non- Controlling Interest	Total
Balances, December 31, 2022	$180	$273,863	$(23,955)	$(18)	$250,070
Distributions - common stock - $0.23 per share	—	—	(4,847)	—	(4,847)
Restricted stock vesting	2	(2)	—	—	—
Compensation expense - restricted stock and restricted stock units	—	1,410	—	—	1,410
Shares issued through DRIP	—	763	—	—	763
Net income	—	—	(4,098)	36	(4,062)
Balances, March 31, 2023	$182	$276,034	$(32,900)	$18	$243,334

See accompanying notes to consolidated financial statements

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,136)	$(4,062)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,435	8,008
Amortization of deferred financing costs	271	252
Amortization of debt fair value adjustment	143	157
Amortization of restricted stock and restricted stock units	1,342	1,410
Equity in earnings of unconsolidated joint ventures	(228)	(815)
Increases and decreases from changes in other assets and liabilities:
Increase in other assets	(2,097)	(2,201)
Decrease in accounts payable and accrued liabilities	(2,077)	(2,538)
Net cash provided by operating activities	653	211

Cash flows from investing activities:
Improvements to real estate properties	(1,600)	(2,158)
Distributions from unconsolidated joint ventures	1,517	2,228
Net cash (used in) provided by investing activities	(83)	70

Cash flows from financing activities:
Proceeds from mortgages payable	—	21,173
Mortgage principal payments	(947)	(813)
Repayment of credit facility	—	(19,000)
Increase in deferred financing costs	—	(683)
Dividends paid	(4,624)	(9,521)
Distributions to non-controlling interests	(60)	—
Proceeds from issuance of DRIP shares	931	763
Repurchase of shares of common stock	(2,267)	—
Net cash used in financing activities	(6,967)	(8,081)

Net increase in cash, cash equivalents, restricted cash and escrows:	(6,397)	(7,800)
Cash, cash equivalents, restricted cash and escrows at beginning of period	31,775	27,721
	$25,378	$19,921

Supplemental disclosure of cash flow information:
Cash paid during the period for interest expense	$5,117	$5,094
Cash paid for income taxes and excise taxes	$7	$8

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

	March 31,
	2024	2023
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$21,252	$15,252
Restricted cash	589	830
Escrows (Other assets)	3,537	3,839
Total cash, cash equivalents, restricted cash and escrows shown in consolidated statement of cash flows	$25,378	$19,921

BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2024

Note 1 – Organization and Background

BRT Apartments Corp. (the "Company" or "BRT"), a Maryland corporation, owns, operates and, to a lesser extent, holds interests in joint ventures that own multi-family properties. The Company conducts its operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes.
These multi-family properties may be wholly owned by the Company (including its consolidated subsidiaries) or by unconsolidated joint ventures in which the Company generally contributed a significant portion of the equity. At March 31, 2024, the Company: (i) wholly owns 21 multi-family properties located in eleven states with an aggregate of 5,420 units and a carrying value of $629,190,000; (ii) has interests, through unconsolidated entities, in eight multi-family properties located in four states with an aggregate of 2,527 units with a carrying value of $32,943,000; and (iii) owns other assets, through consolidated and unconsolidated subsidiaries, with a carrying value of $1,821,000. These 29 multi-family properties are located in 11 states; most of the properties are located in the Southeast United States and Texas.

Note 2 – Basis of Preparation

The accompanying interim unaudited consolidated financial statements, reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for such interim periods. The results of operations for the three months ended March 31, 2024 and 2023, are not necessarily indicative of the results for the full year. The consolidated audited balance sheet as of December 31, 2023, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States ("GAAP"). Accordingly, these unaudited statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023 (the "Annual Report") filed with the Securities and Exchange Commission ("SEC").
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

The Company’s Chief Operating Decision Makers (“CODMs”) are its Chief Executive Officer and Chief Operating Officer. As the Company operates in one reportable segment, the CODMs are provided financial reports which include a (i) consolidated income statement (detailing total revenues, operating income and net income) and (iii) Funds from Operations (“FFO”) and Adjusted Funds from Operations (“AFFO”). These financial reports assist the CODMs in assessing the Company’s financial performance and in allocating resources appropriately.

Reclassifications

Immaterial Error Correction
During the preparation of financial statements for the current period, it was determined that we were not correctly including the escrow accounts classified within other assets within cash flows from operating activities on the Consolidated Statements of Cash Flows. As a result, we have made an immaterial error correction to the prior period to reclassify the escrows within Cash and Restricted Cash on the Statement of Cash Flows resulting in an increase in net cash from operating activities of $2,729,000.

Note 3 - Equity

Equity Distribution Agreements

The Company has equity distribution agreements with three sales agents to sell up to $40,000,000 of its common stock from time-to-time in an at-the-market offering. During the three months ended March 31, 2024 and 2023, the Company did not sell any shares.
Common Stock Dividend Distribution
The Company declared a quarterly cash distribution of $0.25 per share, payable on April 4, 2024 to stockholders of record on March 27, 2024.

Dividend Reinvestment Plan

The Dividend Reinvestment Plan (the “DRP”), among other things, provides stockholders with the opportunity to reinvest all or a portion of their cash dividends paid on the Company’s common stock in additional shares of its common stock, at a discount, determined in the Company’s sole discretion, of up to 5% from the market price for the common stock (as such price is calculated pursuant to the DRP). The discount from the market price is currently 3%. During the three months ended March 31, 2024, 50,951 shares were issued in lieu of cash dividends of $931,000. During the three months ended March 31, 2023, 40,218 shares were issued in lieu of cash dividends of $763,000.
Stock Based Compensation

In 2022, the Company's board of directors adopted, and the stockholders' approved, the 2022 Incentive Plan (the "2022 Plan"). This plan permits the Company to grant: (i) stock options, restricted stock, restricted stock units, performance shares awards and any one or more of the foregoing, for up to a maximum of 1,000,000 shares; and (ii) cash settled dividend equivalent rights in tandem with the grant of restricted stock units and certain performance based awards. As of March 31, 2024, 245,049 shares are available for issuance pursuant to awards under the 2022 Plan. Restricted shares and awards to acquire 632,446 shares of common stock are outstanding under the 2020 Amended and Restated Incentive Plan ("2020 Plan") and the 2018 Amended and Restated Incentive Plan (collectively the "Prior Plans") and no further awards may be made pursuant to the Prior Plans.

Restricted Stock Units
In July 2023, the Company issued restricted stock units (the "RSUs") to acquire up to 214,990 shares of common stock pursuant to the 2022 Incentive Plan. As of March 31, 2024, an aggregate of 634,491 of unvested restricted stock units are outstanding pursuant to the 2022 Plan and Prior Plans. Generally, the RSUs entitle the recipients, subject to continued service through the three-year vesting period to receive (i) the underlying shares if and to the extent certain performance and/or market conditions are satisfied at the vesting date, and (ii) an amount equal to the cash dividends that would have been paid during the three-year performance period with respect to the shares of common stock underlying the RSUs if, when, and to the extent, the related RSUs vest. The shares underlying the RSUs are not participating securities but are contingently issuable shares. At March 31, 2024, the conditions to the vesting and issuance of 123,384 shares of common stock subject to RSUs (of the 209,322 shares subject to RSUs granted in 2021 and the payout of $359,000 pursuant to the related dividend equivalent rights),had been satisfied, subject to approval of the compensation committee of the Company’s board of directors. Such committee approved such issuance and payout on May 6, 2024 and it is anticipated that such shares will be issued in May 2024 .The balance of 85,938 RSUs granted in 2021 have been forfeited.

Expense is recognized on the RSUs which the Company expects to vest over the applicable vesting period. For the three months ended March 31, 2024 and 2023, the Company recorded $472,000 and $514,000, respectively, of compensation expense related to the amortization of unearned compensation with respect to the RSUs issued under the 2020 and 2022 Incentive Plans. At March 31, 2024 and December 31, 2023, $1,527,000 and $1,999,000 of compensation expense, respectively, has been deferred and will be charged to expense over the remaining vesting periods.
Restricted Stock

In January 2024 and 2023, the Company granted 166,439 and 163,914 shares, respectively, of restricted stock pursuant to the 2022 Plan and 2020 Plan, respectively. As of March 31, 2024, an aggregate of 962,229 shares of unvested restricted stock are outstanding pursuant to the 2022 Plan and Prior Plans. The shares of restricted stock vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For financial statement purposes, the restricted stock is not included in the outstanding shares shown on the consolidated balance sheets until they vest, but is included in the earnings per share computation.
For the three months ended March 31, 2024 and 2023, the Company recorded $870,000 and $896,000, respectively, of compensation expense related to the amortization of unearned compensation with respect to the restricted stock awards. At March 31, 2024 and December 31, 2023, $9,703,000 and $7,484,000, respectively, has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods of these restricted stock awards. The weighted average remaining vesting period of these shares of restricted stock is 2.7 years.
Share Repurchase
Pursuant to the Company’s repurchase program, as amended from time to time, the Company is authorized to repurchase shares of its common stock through open-market transactions, privately negotiated transactions, or otherwise.
During the three months ended March 31, 2024, the Company repurchased 123,061 shares of common stock, respectively, at an average price per share of $18.43, for an aggregate cost of $2,267,000. As of March 31, 2024, the Company is authorized to repurchase up to $7,316,000 of shares through December 31, 2025.
During the three months ended March 31, 2023, the Company did not repurchase any shares of common stock.
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

	Three Months Ended March 31,
	2024	2023
Numerator for basic and diluted earnings per share:
Net loss	$(3,136)	$(4,062)
Deduct net income attributable to non-controlling interests	(35)	(36)
Deduct loss allocated to unvested restricted stock	165	260
Net loss available for common stockholders: basic and diluted	$(3,006)	$(3,838)

Denominator for basic earnings per share:
Weighted average number of common shares outstanding	17,625,577	18,064,301
Effect of dilutive securities:
RSUs	—	—
Denominator for diluted earnings per share:
Weighted average number of shares	17,625,577	18,064,301

Earnings (loss) per common share, basic	$(0.17)	$(0.21)
Earnings (loss) per common share, diluted	$(0.17)	$(0.21)

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

Lessee Accounting

The Company is a lessee under a ground lease in Yonkers, NY which is classified as an operating lease. The ground lease expires on June 30, 2045. There are no renewal options. As of March 31, 2024, the remaining lease term is 21.3 years.

The Company is a lessee under a corporate office lease in Great Neck, New York, which is classified as an operating lease. The lease expires on December 31, 2031 and provides a five-year renewal option. As of March 31, 2024, the remaining lease term, including renewal options deemed exercised, is 12.8 years.

As of March 31, 2024, the Company's Right of Use ("ROU") assets and lease liabilities were $2,138,000 and $2,280,000, respectively. As of December 31, 2023, the Company's ROU assets and lease liabilities were $2,183,000 and $2,318,000, respectively.

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

Note 5 ‑ Real Estate Properties

Real estate properties, consists of the following (dollars in thousands):

	March 31, 2024	December 31, 2023
Land	$74,246	$74,246
Building	616,979	616,979
Building improvements	26,710	25,110
Real estate properties	717,935	716,335
Accumulated depreciation	(86,934)	(80,499)
Total real estate properties, net	$631,001	$635,836

A summary of real estate properties owned is as follows (dollars in thousands):

	December 31, 2023 Balance	Improvements	Depreciation	March 31, 2024 Balance
Multi-family	$634,045	$1,600	$(6,407)	$629,238
Retail shopping center and other	1,791	—	(28)	1,763
Total real estate properties	$635,836	$1,600	$(6,435)	$631,001

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

Note 7 – Investment in Unconsolidated Ventures

At March 31, 2024 and December 31, 2023, the Company held interests in unconsolidated joint ventures that own eight multi-family properties (the "Unconsolidated Properties"), respectively, and a property-in-development. The condensed balance sheets below present information regarding such properties (dollars in thousands):

	March 31, 2024	December 31, 2023
ASSETS
Real estate properties, net of accumulated depreciation of $72,863 and $69,970	$311,569	$275,874
Cash and cash equivalents	5,769	6,447
Other assets (1)	17,677	54,715
Total Assets	$335,015	$337,036

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $1,061 and $1,135	$249,245	$246,966
Accounts payable and accrued liabilities	7,920	8,751
Total Liabilities	257,165	255,717
Commitments and contingencies
Equity:
Total unconsolidated joint venture equity	77,850	81,319
Total Liabilities and Equity	$335,015	$337,036

BRT's interest in joint venture equity	$32,953	$34,242
______________________________________________________
(1) Includes $12,715and $46,508 of work -in-process related to the Stono Oaks development at March 31, 2024 and December 31, 2023 respectively.

.
At the indicated dates, real estate properties of the unconsolidated joint ventures consist of the following (dollars in thousands):

	March 31, 2024	December 31, 2023
Land	$46,331	$46,331
Building	329,534	291,473
Building improvements	8,567	8,040
Real estate properties	384,432	345,844
Accumulated depreciation	(72,863)	(69,970)
Total real estate properties, net	$311,569	$275,874

At March 31, 2024 and December 31, 2023, the weighted average interest rate on the mortgages payable is 4.07% and 4.32%, respectively, and the weighted average remaining term to maturity is 4.8 years and 5.0 years, respectively.

The condensed income statements below present information regarding the Unconsolidated Properties (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Revenues:
Rental and other revenue	$10,624	$12,132
Total revenues	10,624	12,132

Expenses:
Real estate operating expenses	5,446	5,675
Interest expense	2,778	2,455
Depreciation	2,893	2,707
Total expenses	11,117	10,837
Total revenues less total expenses	(493)	1,295
Other equity earnings	18	113
Gain on insurance recoveries	—	65
Net (loss) income	$(475)	$1,473

BRT's equity in earnings	$228	$815

Note 8 – Debt Obligations

Debt obligations consist of the following (dollars in thousands):

	March 31, 2024	December 31, 2023
Mortgages payable	$425,632	$426,436
Junior subordinated notes	37,400	37,400
Credit facility (1)	—	—
Deferred financing costs	(4,049)	(4,266)
Total debt obligations, net of deferred costs	$458,983	$459,570
__________________________________________
(1) Excludes $236 and $289 of deferred financing costs which are reflected in other assets at March 31, 2024 and December 31, 2023 respectively..

Mortgages Payable

At March 31, 2024, the weighted average interest rate on the Company's mortgage payables was 4.02% and the weighted average remaining term to maturity is 6.8 years. For the three months ended March 31, 2024 and 2023, interest expense, which includes amortization of deferred financing costs, was $4,699,000 and $4,546,000, respectively.

.Credit Facility

The Company's credit facility, as amended, with an affiliate of Valley National Bank ("VNB"), allows the Company to borrow, subject to compliance with borrowing base requirements and other conditions, up to $60,000,000. The facility can be used to facilitate the acquisition of multi-family properties, repay mortgage debt secured by multi-family properties and for operating expenses (i.e., working capital (including dividend payments)); provided that no more than $25,000,000 may be used for operating expenses. The facility is secured by the cash available at VNB and the Company's pledge of the interests in the entities that own the properties and matures in September 2025.

Note 8 – Debt Obligations (continued)

The interest rate on the credit facility, which adjusts monthly and is subject to a floor of 6.0%, equals one-month term SOFR plus 250 basis points. The interest rate in effect as of March 31, 2024 is 7.82%. There is an unused facility fee of 0.25% per annum on the total amount committed by VNB and unused by the Company. At March 31, 2024, the Company is in compliance in all material respects with its obligations under the facility.

At March 31, 2024 and December 31, 2023, there was no outstanding balance on the facility and at each such date, $60,000,000 was available to be borrowed. Interest expense for the three months ended March 31, 2024 and 2023, was $92,000 and $300,000, respectively and includes amortization of deferred financing cost and unused fess of $92,000 and $83,000 respectively. The remaining deferred financing costs of $236,000 and $289,000, are recorded on the Consolidated balance sheets at March 31, 2024 and December 31, 2023, respectively.

Junior Subordinated Notes

At March 31, 2024 and December 31, 2023, the outstanding principal balance of the Company's junior subordinated notes was $37,400,000, before deferred financing costs of $252,000 and $257,000, respectively. The interest rate on outstanding balance resets quarterly and is equal to three month term SOFR + 2.26%. The interest rate in effect at March 31, 2024 and 2023 was 7.69% and 6.80%, respectively. The interest rate that will be in effect for the three months beginning May 1, 2024 is 7.59%. The notes mature April 30, 2036.

The junior subordinated notes require interest only payments through the maturity date of April 30, 2036, at which time repayment of the outstanding principal and unpaid interest become due. Interest expense for the three months ended March 31, 2024 and 2023, which includes amortization of deferred financing costs, was $732,000 and $637,000, respectively.

Note 9 – Related Party Transactions

The Company has retained certain of its executive officers and Fredric H. Gould, a director, among other things, to participate in the Company's multi-family property analysis and approval process (which includes service on an investment committee), provide investment advice, and provide long-term planning and consulting with executives and employees with respect to other business matters, as required. The aggregate fees incurred for these services in each of the three months ended March 31, 2024 and 2023 were $405,000 and $385,000, respectively.

Management of certain properties owned by the Company and certain joint venture properties is provided by Majestic Property Management Corp. ("Majestic Property"), a company wholly owned by Fredric H. Gould. Certain of the Company's officers and directors are also officers and directors of Majestic Property. Majestic Property may also provide real estate brokerage and construction supervision services to these properties. These fees amounted to $9,000 and $6,000 for the three months ended March 31, 2024 and 2023.

Pursuant to a shared services agreement between the Company and several affiliated entities, including Gould Investors
L.P. ("Gould Investors"), the owner and operator of a diversified portfolio of real estate and other assets, and One Liberty Properties, Inc., a NYSE listed equity REIT, (i) the services of the part- time personnel that perform certain executive, administrative, legal, accounting and clerical functions and (ii) certain facilities and other resources, are provided by other entities to the Company. The allocation of expenses for the facilities, personnel and other resources shared by, among others, the Company and Gould Investors, is computed in accordance with such agreement and is included in general and administrative expense on the consolidated statements of operations. During the three months ended March 31, 2024 and 2023, allocated general and administrative expenses reimbursed by the Company to Gould Investors pursuant to the shared services agreement aggregated $182,000 and $172,000, respectively. Jeffrey A. Gould and Matthew J. Gould, executive officers and directors of the Company are executive officers of Georgetown Partners, LLC, the managing general partner of Gould Investors.

Note 10 – Fair Value Measurements

The Company estimates the fair value of financial assets and liabilities based on the framework established in fair value accounting guidance. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy described below prioritizes inputs to the valuation techniques used in measuring the fair value of assets and liabilities. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring the most observable inputs to be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

• Level 1— inputs to the valuation methodology are quoted prices (unadjusted) for identical assets and liabilities in active markets
• Level 2— inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
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

Junior subordinated notes: At March 31, 2024 and December 31, 2023, the estimated fair value of the notes is lower than their carrying value by approximately $3,577,000 and $3,613,000, respectively, based on a market interest rate of 8.60% and 8.60%, respectively. The Company values its junior subordinated notes using a discounted cash flow analysis on the expected cash flows of each instrument.

Mortgages payable: At March 31, 2024, the estimated fair value of the Company’s mortgages payable is lower than their carrying value by approximately $39,019,000, assuming market interest rates between 5.20% and 6.55%. At December 31, 2023, the estimated fair value of the Company's mortgages payable was lower than their carrying value by approximately $34,195,000, assuming market interest rates between 4.88% and 6.23%. Market interest rates were determined using rates which the Company believes reflects institutional lender yield requirements at the balance sheet dates. The Company values its mortgages payable using a discounted cash flow analysis on the expected cash flows of each instrument.

Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value. The fair value of debt obligations are considered to be Level 2 valuations within the fair value hierarchy.

Note 11 – Commitments and Contingencies

From time to time, the Company and/or its subsidiaries are parties to legal proceedings that arise in the ordinary course of business, and in particular, personal injury claims involving the operations of the Company's properties. Although management believes that the primary and umbrella insurance coverage maintained with respect to such properties is sufficient to cover claims for compensatory damages, many of these personal injury claims also assert claims for exemplary (i.e; punitive) damages. Generally, insurance does not cover claims for exemplary damages.

Note 12 – New Accounting Pronouncements

On January 1, 2024, the Company adopted the FASB ASU No. 2023-07, Segment Reporting – Improvements to Reportable Segments Disclosures, which enhances disclosures of significant segment expenses regularly provided to the chief operating decision maker. This adoption did not have any impact on its consolidated financial statements.

Note 13 – Subsequent Events

Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of March 31, 2024, that warrant additional disclosure, have been included in the notes to the consolidated financial statements.

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
•inability to obtain financing at favorable rates, if at all, or refinance existing debt as it matures due to the level and volatility of interest or capitalization rates or capital market conditions
•extreme weather and natural disasters such as hurricanes, tornadoes and floods;

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
•risks associated with the stock ownership restrictions of the Internal Revenue Code of 1986, as amended (the "Code") for REITs and the stock ownership limit imposed by our charter; and
•the other factors described in our Annual Report on Form 10-K for the year ended December 31, 2023 (the "Annual Report") including those set forth in such report under the captions "Item 1. Business," "Item 1A. Risk Factors," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".
We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this report. Except to the extent otherwise required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the filing of this report or to reflect the occurrence of unanticipated events thereafter.

Overview
We are an internally managed real estate investment trust, also known as a REIT, that owns, operates and, to a lesser extent, holds interests in joint ventures that own and operate multi-family properties. At March 31, 2024, we: (i) wholly-own 21 multi-family properties with an aggregate of 5,420 units and a carrying value of $629.2 million; (ii) have ownership interests, through unconsolidated entities, in eight multi-family properties with 2,527 units and a carrying value of $32.9 million; and (iii) own other assets, through consolidated and unconsolidated subsidiaries, with a carrying value of $1.8 million. The 29 properties are located in 11 states; most of the properties are located in the Southeast United States and Texas.

Table of Content
Challenges and Uncertainties as a Result of the Uncertain Economic Environment; Pursuit of Joint Venture Acquisition and Alternative Investment Opportunities

As more fully described in (i) our Annual Report, and in particular, the sections thereof entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and (ii) below, we face challenges (e.g., inflation, rising interest rates and decelerating increases in rental rates) due to the uncertain economic environment which may limit our ability or willingness (i) to acquire properties, (ii) grow rental income or (iii) control our real estate operating expenses, some of which, such as real estate tax and insurance expense, we have a very limited ability to control.

In light of the challenging acquisition environment and the limited funds available to us to acquire properties, we may, in the near term, pursue (i) the acquisition of multi-family properties through joint ventures and /or (ii) alternative investments in the multi-family property arena, such as rescue capital, which includes preferred equity investments (e.g., an investment entitling the investor to a fixed rate of return prior to distributions to more junior investors) or bridge loans (e.g., a loan secured by a first mortgage on the subject property). We do not anticipate that in the near term, these type of investments(other than joint ventures already included in our portfolio), will constitute a significant part of our portfolio. We can provide no assurance that we will pursue such investments or that if we do, such investments will be profitable for us.

Results of Operations

Three months ended March 31, 2024 compared to three months ended March 31, 2023.
As used herein, the term "same store properties" refers to operating properties that were wholly owned for the entirety of the periods presented. For the three months ended March 31, 2024 and 2023, all of the properties in our consolidated portfolio are same store properties.

Revenues

The following table compares our revenues for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands):	2024	2023	Increase (Decrease)	% Change
Rental and other revenue from real estate properties	$23,298	$22,939	$359	1.6%
Interest and other income	105	—	105	N/M
Total revenues	$23,403	$22,939	$464	2.0%

Rental and other revenue from real estate properties

The change was due to an increase of $589,000 from same store properties primarily due to an increase in rental rates across most of the portfolio, offset by a $241,000 decrease due to a decline in occupancy rates across most of the portfolio.

Other income

The increase in the current three month period ended March 31, 2024, is primarily due to the impact of increased interest rates on our cash balances, which is invested primarily in short term US Treasury bills.

Expenses

The following table compares our expenses for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023	Increase (Decrease)	% Change
Real estate operating expenses	$10,579	$10,434	$145	1.4%
Interest expense	5,523	5,483	40	0.7%
General and administrative	4,152	4,055	97	2.4%
Depreciation and amortization	6,435	8,008	(1,573)	(19.6)%
Total expenses	$26,689	$27,980	$(1,291)	(4.6)%

Real estate operating expense.

The change is due to the following increases:

•$156,000 from same store properties, including:
–$171,000 due to increased real estate tax accruals- we anticipate that these accruals through the balance of 2024, will be similarly higher than such accruals in 2023; and
–$100,000 of increased costs across several other expenses categories, including payroll, insurance and leasing and advertising expense.

This increase was offset by a decline in repairs and maintenance due to the inclusion, in the corresponding period of the prior year, of $116,000 in expenses related to the December 2022 blizzard.

Table of Content
Depreciation and amortization
The decrease is due primarily to a $1.6 million decline in depreciation related to lease intangibles from properties where we purchased our partner's interests in 2022.

Equity in Earnings of Unconsolidated Joint Ventures

Equity in earnings from unconsolidated joint ventures declined to $228,000 for the three months ending March 31, 2024 from $815,000 for the three months ended March 31, 2023. The decline is due to the following:

•$231,000 in charges from our Stono Oaks property which was previously in development. The property has been placed in service. Accordingly, interest which previously had been capitalized is now being expensed and the property is also now recording depreciation expense;
•the loss of income of $240,000 from the Chatham Property which was sold in May 2023; and
•$109,000 recorded in the quarter ended March 31, 2023, related to income from joint venture properties sold prior to January 1, 2023.

Gain on Insurance Recovery

We received a $240,000 payment during the quarter ended March 31, 2023, representing the insurance carrier's final payment with respect to damage we sustained at The Woodland Apartments - Boerne, TX in 2021. There was no corresponding payment in the current three month period.

Liquidity and Capital Resources

We require funds to pay operating expenses and debt service obligations, acquire properties, make capital and other improvements, fund capital contributions, and pay dividends. Generally, our primary sources of capital and liquidity are the operations of our multi-family properties (including distributions from the operations of our multi-family joint ventures), mortgage debt financings and re-financings, the sale/issuance of shares of our common stock pursuant to our at-the-market equity distribution and dividend reinvestment programs, borrowings from our credit facility and our available cash. At May 1, 2024, our available liquidity was $78.5 million, including $18.5 million of cash and cash equivalents and $60 million available under our credit facility.
We anticipate that from April 1, 2024 through December 31, 2027, our operating expenses, $119.5 million of mortgage amortization and interest expense (including $47.3 million from unconsolidated joint ventures), $15.4 million and $126.1 million of balloon payments with respect to mortgages maturing in 2025 and 2026, respectively (including $56.6 million maturing in 2026 from unconsolidated joint ventures), estimated capital expenditures (for the remainder of 2024 only) of $8.0 million, interest expense on our junior subordinated notes, estimated cash dividend payments of at least $69.9 million (assuming (i) the current quarterly dividend rate of $0.25 per share and (ii) 18.6 million shares outstanding), will be funded from cash generated from operations (including distributions from unconsolidated joint ventures), property sales, obtaining mortgage debt financing on unencumbered properties and, to the extent available, our credit facility. Our operating cash flow and available cash is insufficient to fully fund the $141.1 million of balloon payments due through 2026, and if we are unable to refinance such debt on acceptable terms, we may need to issue additional equity or dispose of properties, in each case on potentially unfavorable terms.
Our ability to acquire additional multi-family properties and implement value-add projects is limited by our available cash and our ability to (i) draw on our credit facility, (ii) obtain, on acceptable terms, mortgage debt from lenders, and (iii) raise capital from the sale of our common stock.
At March 31, 2024, we had mortgage debt of $677.2 million (including $250.3 million of mortgage principal debt of our unconsolidated subsidiaries). The mortgage debt at our: (i) consolidated properties had a weighted average interest rate of 4.02% and a weighted average remaining term to maturity of approximately 6.8 years, and (ii) at our unconsolidated subsidiaries had a weighted average interest rate of 4.36% and a remaining term to maturity of approximately 4.7 years.
Capital improvements at (i) two unconsolidated multi-family properties will be funded by approximately $589,000 of restricted cash available at March 31, 2024 and the cash flow from operations at such properties and (ii) other properties will be funded from the cash flow from operations of such properties.

Table of Content
Junior Subordinated Notes
As of March 31, 2024, $37.4 million (excluding deferred costs of $252,000) in principal amount of our junior subordinated notes is outstanding. These notes mature in April 2036, contain limited covenants (including covenants prohibiting us from paying dividends or repurchasing capital stock if there is an event of default (as defined therein) on these notes), are redeemable at our option and bear an interest rate, which resets and is payable quarterly, at a rate of three-month term SOFR plus 250 basis points. At March 31, 2024 and 2023, the interest rate on these notes was 7.58% and 6.80%, respectively. The interest rate that will be in effect for the three months ending July 31, 2024 is 7.59%.
Credit Facility
Our credit facility with VNB New York, LLC, an affiliate of Valley National Bank (collectively, "VNB"), allows us to borrow, subject to compliance with borrowing base requirements and other conditions, up to $60 million, (i) for the acquisition of, and investment in, multi-family properties, (ii) to repay mortgage debt secured by multi-family properties and (iii) for Operating Expenses (i.e., working capital (including dividend payments) and operating expenses); provided, that not more than $25 million may be used for Operating Expenses. The credit facility is secured by cash accounts maintained by us at VNB (and we are required to maintain substantially all of our bank accounts at VNB), and the pledge of our interests in the entities that own the unencumbered multi-family properties used in calculating the borrowing base. The credit facility bears an annual interest rate, which resets monthly, equal to one-month term SOFR plus 250 basis points, with a floor of 6.00%. The interest rate in effect as of March 31, 2024 was 7.82%. There is an annual fee of 0.25% on the total amount committed by VNB and unused by us. The credit facility matures in September 2025. Net proceeds received from the sale, financing or refinancing of our properties are generally required to be used to repay amounts outstanding on the facility. As of May 1, 2024, there was no outstanding balance on the credit facility and $60 million is available to be borrowed thereunder. The interest rate in effect at May 1, 2024 is 7.83%
The terms of the credit facility include certain restrictions and covenants which, among other things, limit the incurrence of liens, require that we maintain and include in the collateral securing the facility at least three unencumbered properties with an aggregate value(as calculated pursuant to the facility) of at least $75 million, and require compliance with financial ratios relating to, among other things, maintaining a minimum tangible net worth of $140 million, the minimum amount of debt service coverage with respect to the properties (and amounts drawn on the credit facility) used in calculating the borrowing base. Net proceeds received from the sale, financing or refinancing of wholly-owned properties are generally required to be used to repay amounts outstanding under the credit facility.
At March 31, 2024, we were in compliance in all material respects with the requirements of the facility.

Other Financing Sources and Arrangements

At March 31, 2024, we are joint venture partners in unconsolidated joint ventures which own eight multi-family properties and the distributions to us from these joint venture properties of $1.4 million in the quarter ended March 31, 2024 contributed to our liquidity and cash flow. Further, we may be required to make significant capital contributions with respect to these properties. At March 31, 2024, these joint venture properties have a net-equity carrying value of $32.9 million and are subject to mortgage debt, which is not reflected on our consolidated balance sheet, of $250.3 million. Although BRT Apartments Corp. is not the obligor with respect to such mortgage debt, the loss of any of these properties due to mortgage foreclosure or similar proceedings would have a material adverse effect on our results of operations and financial condition. See note 7 to our consolidated financial statements.

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

Table of Content
On April 4, 2024, we paid a quarterly cash dividend of $0.25 per share to holders of record of our common stock as of the close of business on March 27, 2024.

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

The tables below provides a reconciliation of net loss determined in accordance with GAAP to FFO and AFFO on a dollar and per share basis for each of the indicated periods (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
GAAP Net loss attributable to common stockholders	$(3,171)	$(4,098)
Add: depreciation and amortization of properties	6,435	8,008
Add: our share of depreciation in unconsolidated joint venture properties	1,367	1,376
Adjustments for non-controlling interests	(4)	(4)
NAREIT Funds from operations attributable to common stockholders	4,627	5,282

Adjustments for: straight-line rent accruals	25	19
Add: amortization of restricted stock and RSU expense	1,342	1,410
Add: amortization of deferred mortgage and debt costs	271	252
Add: our share of deferred mortgage costs from unconsolidated joint venture properties	30	27
Add: amortization of fair value adjustment for mortgage debt	143	157
Less: gain on insurance recoveries	—	(240)
Less: our share of gain on insurance recoveries from unconsolidated joint venture properties	—	(30)
Adjustments for non-controlling interests	(4)	(3)
Adjusted funds from operations attributable to common stockholders	$6,434	$6,874

	Three Months Ended March 31,
	2024	2023
Net loss attributable to common stockholders	$(0.17)	$(0.21)
Add: depreciation and amortization of properties	0.35	0.42
Add: our share of depreciation in unconsolidated joint venture properties	0.07	0.07
Adjustment for non-controlling interests	—	—
NAREIT Funds from operations per diluted common share	0.25	0.28

Adjustments for: straight line rent accruals	—	—
Add: amortization of restricted stock and RSU expense	0.08	0.07
Add: amortization of deferred mortgage and debt costs	0.01	0.01
Add: our share of deferred mortgage and debt costs from unconsolidated joint venture properties	—	—
Add: amortization of fair value adjustment for mortgage debt	0.01	0.01
Less: gain on insurance recoveries	—	(0.01)
Less: our share of gain on insurance recoveries from unconsolidated joint venture properties	—	—
Adjustments for non-controlling interests	—	—
Adjusted funds from operations per diluted common share	$0.35	$0.36

Diluted shares outstanding for FFO and AFFO	18,579,691	19,137,577
Three Months Ended March 31, 2024 and 2023
FFO for the three months ended March 31, 2024 decreased from the corresponding quarter in the prior year primarily due to the sale by an unconsolidated joint venture of the Chatham property in May 2023, and the inclusion, in the three months ended March 31, 2023, of the gain on insurance recoveries.
AFFO for the three months ended March 31, 2024 decreased from the corresponding period in the prior year, primarily due to the sale by an unconsolidated joint venture of the Chatham property in May 2023.

Diluted per share FFO and AFFO were favorably impacted in the three months ended March 31, 2024 by a 558,000 decrease in the current quarter from the corresponding quarter in the prior year in the weighted average shares of common stock outstanding, primarily due to stock buybacks.
See "-Results of Operations - Three Months Ended March 31, 2024 compared to three months ended March 31, 2023", for a discussion of these changes.

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

The following table provides a reconciliation of net income attributable to common stockholders as computed in accordance with GAAP to NOI of our consolidated properties for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2024	2023	Variance
GAAP Net loss attributable to common stockholders	$(3,171)	$(4,098)	$927
Less: Other Income	(105)	—	(105)
Add: Interest expense	5,523	5,483	40
General and administrative	4,152	4,055	97
Depreciation and amortization	6,435	8,008	(1,573)
Provision for taxes	78	76	2
Less: Gain on insurance recoveries	—	(240)	240
Adjust for: Equity in (earnings) loss of unconsolidated joint venture properties	(228)	(815)	587
Add: Net income attributable to non-controlling interests	35	36	(1)
Net Operating Income	$12,719	$12,505	$214
Less: Non-same store Net Operating Income	270	267	3
Same store Net Operating Income	$12,449	$12,238	$211

For the three months ended March 31, 2024, NOI increased $ 214,000 from the corresponding period in 2023 primarily due to a $359,000 increase in rental revenue offset by a $145,000 increase in real estate operating expenses. See "-Results of Operations - Three Months Ended March 31, 2024 Compared to the Three Months ended March 31, 2023 " for a discussion of these changes.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

All of our mortgage debt bears interest at fixed rates. Our junior subordinated notes bear interest at the rate of three month term SOFR plus 226 basis points. At March 31, 2024, the interest rate on these notes was 7.58%. Our credit facility bears interest at the rate of one month term SOFR plus 250 basis points. There was no balance outstanding on the credit facility at March 31, 2024. A 100 basis point increase in interest rates would increase our related interest expense by approximately $374,000 annually and a 100 basis point decrease in the rates would decrease our related interest expense by $374,000 annually.

Item 4. Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based upon that evaluation, these officers concluded that as of March 31, 2024 our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

The following table summarizes purchases of our common stock during the three months ended March 31, 2024:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 - January 31, 2024	123,064	$18.43	123,064	$7,316,000
February 1 - February 29, 2024
March 1 - March 31, 2024
Total	123,064		123,064	$7,316,000

The following table summarizes purchases of our common stock during the three months ended March 31, 2024 by Gould Investors, L.P. (Gould Investors may be deemed to be an "affiliated purchaser" (as such term is used in Rule 10b-18(a)(3) promulgated under the Exchange Act) of the Company. Jeffrey A. Gould and Matthew J. Gould, executive officers of the Company and the managers of the managing general partner of Gould Investors, filed Form 4's with respect to such purchases):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Cost

January 1 - January 31, 2024	—	—	—
February 1 - February 29, 2024	—	—	—
March 1 - March 31, 2024	25,514	$16.27	$415,215
Total	25,514		$415,215

Subsequent to March 31, 2024, Gould Investors purchased 121,428 shares at an average price of $16.89 per share for a total cost of $2,050,690.

Item 5. Other Information

None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c ) or any "non-Rule 10b5-1 trading arrangement" in effect at any time during the three months ended March 31, 2024.

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
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements. XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Date File (formatted as inline XBRL and contained in Exhibit 101)
_______________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRT APARTMENTS CORP.

May 8, 2024	/s/ Jeffrey A. Gould
Jeffrey A. Gould, President and
Chief Executive Officer

May 8, 2024	/s/ George Zweier
George Zweier, Vice President
and Chief Financial Officer
(principal financial officer)