Form 10-Q
period 2024-06-30
BRT Apartments Corp.
filed 2024-08-09
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

18,767,172 Shares of Common Stock,
par value $0.01 per share, outstanding on August 1, 2024

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

Item 1. Financial Statements

BRT APARTMENTS CORP. AND SUBSIDIARIES
`CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	June 30, 2024	December 31, 2023
	(unaudited)	(audited)
ASSETS
Real estate properties, net of accumulated depreciation and amortization of $93,400 and $80,499	$626,291	$635,836
Investments in unconsolidated joint ventures	32,178	34,242
Cash and cash equivalents	18,946	23,512
Restricted cash	568	632
Other assets	16,730	15,741
Total Assets	$694,713	$709,963
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $3,584 and $4,009	$421,250	$422,427
Junior subordinated notes, net of deferred costs of $247 and $257	37,153	37,143
Credit facility	—	—
Accounts payable and accrued liabilities	21,636	21,948
Total Liabilities	480,039	481,518

Commitments and contingencies
Equity:
BRT Apartments Corp. stockholders' equity:
Preferred shares $0.01 par value 2,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized; 17,748 and 17,536 shares outstanding	177	175
Additional paid-in capital	268,382	267,271
Accumulated deficit	(53,821)	(38,986)
Total BRT Apartments Corp. stockholders’ equity	214,738	228,460
Non-controlling interest	(64)	(15)
Total Equity	214,674	228,445
Total Liabilities and Equity	$694,713	$709,963

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except shares and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Rental and other revenue from real estate properties	$23,778	$23,255	$47,076	$46,194
Interest and other income	84	63	189	63
Total revenues	23,862	23,318	47,265	46,257
Expenses:
Real estate operating expenses - including $8 and $10 to related parties for the three months ended and $17 and $16 for the six months ended	10,846	10,548	21,425	20,982
Interest expense	5,500	5,513	11,023	10,996
General and administrative - including $141 and $165 to related parties for the three months ended and $361 and $337 for the six months ended	3,813	3,848	7,965	7,903
Depreciation and amortization	6,466	7,543	12,901	15,551
Total expenses	26,625	27,452	53,314	55,432
Total revenues less total expenses	(2,763)	(4,134)	(6,049)	(9,175)
Equity in earnings of unconsolidated joint ventures	389	464	617	1,279
Equity in earnings from sale of unconsolidated joint ventures properties	—	14,744	—	14,744
Insurance recovery of casualty loss	—	215	—	215
Gain on insurance recoveries	—	—	—	240
(Loss) income from continuing operations	(2,374)	11,289	(5,432)	7,303
Income tax (benefit) provision	(65)	51	13	127
(Loss) income from continuing operations, net of taxes	(2,309)	11,238	(5,445)	7,176
Net income attributable to non-controlling interest	(36)	(36)	(71)	(72)
Net (loss) income attributable to common stockholders	$(2,345)	$11,202	$(5,516)	$7,104

Weighted average number of shares of common stock outstanding:
Basic	17,737,452	18,155,062	17,681,514	18,110,508
Diluted	17,737,452	18,220,814	17,681,514	18,157,804

Per share amounts attributable to common stockholders:
Basic	$(0.13)	$0.59	$(0.30)	$0.37
Diluted	$(0.13)	$0.58	$(0.30)	$0.37

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Shares of Common Stock	Additional Paid-In Capital	(Accumulated Deficit)	Non- Controlling Interest	Total
Balances, December 31, 2023	$175	$267,271	$(38,986)	$(15)	$228,445
Distributions - common stock - $0.25 per share	—	—	(4,641)	—	(4,641)
Restricted stock and restricted stock units vesting	2	(2)	—	—	—
Compensation expense - restricted stock and restricted stock units	—	1,342	—	—	1,342
Distributions to non-controlling interests	—	—	—	(60)	(60)
Shares issued through DRIP	—	931	—	—	931
Shares repurchased	(1)	(2,266)	—	—	(2,267)
Net loss	—	—	(3,171)	35	(3,136)
Balances, March 31, 2024	$176	$267,276	$(46,798)	$(40)	$220,614

Distributions - common stock - $0.25 per share	—	—	(4,678)	—	(4,678)
Restricted stock and restricted stock units vesting	1	(1)			—
Compensation expense - restricted stock and restricted stock units	—	1,090	—	—	1,090
Distributions to non-controlling interests	—	—	—	(60)	(60)
Shares issues through DRIP	1	946	—	—	947
Shares repurchased	(1)	(929)	—	—	(930)
Net loss	—	—	(2,345)	36	(2,309)
Balances, June 30, 2024	$177	$268,382	$(53,821)	$(64)	$214,674

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Shares of Common Stock	Additional Paid-In Capital	(Accumulated Deficit)	Non- Controlling Interest	Total
Balances, December 31, 2022	$180	$273,863	$(23,955)	$(18)	$250,070
Distributions - common stock - $0.25 per share	—	—	(4,847)	—	(4,847)
Restricted stock and restricted stock units vesting	2	(2)	—	—	—
Compensation expense - restricted stock and restricted stock units	—	1,410	—	—	1,410
Shares issued through DRIP	—	763	—	—	763
Net income	—	—	(4,098)	36	(4,062)
Balances, March 31, 2023	$182	$276,034	$(32,900)	$18	$243,334

Distributions - common stock - $0.25 per share	—	—	(4,816)	—	(4,816)
Compensation expense - restricted stock and restricted stock units	—	1,193	—	—	1,193
Distributions to non-controlling interests	—	—	—	(37)	(37)
Shares issued through DRIP	—	670	—	—	670
Shares repurchased	(3)	(5,833)	—	—	(5,836)
Net income	—	—	11,202	36	11,238
Balances, June 30, 2023	$179	$272,064	$(26,514)	$17	$245,746

See accompanying notes to consolidated financial statements

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(5,445)	$7,176
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	12,901	15,551
Amortization of deferred financing costs	542	527
Amortization of debt fair value adjustment	282	311
Amortization of deferred rent concessions	(413)	—
Amortization of restricted stock and restricted stock units	2,432	2,603
Equity in earnings of unconsolidated joint ventures	(617)	(1,279)
Equity in earnings from sale of unconsolidated joint venture properties	—	(14,744)
Increases and decreases from changes in other assets and liabilities:
Increase in other assets	(1,727)	(2,570)
Decrease in accounts payable and accrued liabilities	(361)	(1,229)
Net cash provided by operating activities	7,594	6,346

Cash flows from investing activities:
Improvements to real estate properties	(3,356)	(4,824)
Distributions from unconsolidated joint ventures	2,847	23,191
Contributions to unconsolidated joint ventures	(166)	(122)
Net cash (used in) provided by investing activities	(675)	18,245

Cash flows from financing activities:
Proceeds from mortgages payable	—	21,173
Mortgage principal payments	(1,885)	(1,621)
Repayment of credit facility	—	(19,000)
Increase in deferred financing costs	—	(683)
Dividends paid	(9,270)	(9,521)
Distributions to non-controlling interests	(120)	(37)
Proceeds from issuance of DRIP shares	1,878	1,433
Repurchase of shares of common stock	(3,197)	(5,836)
Net cash used in financing activities	(12,594)	(14,092)

Net (decrease) increase in cash, cash equivalents, restricted cash and escrows:	(5,675)	10,499
Cash, cash equivalents, restricted cash and escrows at beginning of period	31,775	27,721
	$26,100	$38,220

Supplemental disclosure of cash flow information:
Cash paid during the period for interest expense	$10,270	$10,176
Cash paid for income taxes and excise taxes	$52	$698

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

	June 30,
	2024	2023
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$18,946	$31,336
Restricted cash	568	830
Escrows (Other assets)	6,586	6,054
Total cash, cash equivalents, restricted cash and escrows shown in consolidated statement of cash flows	$26,100	$38,220

BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2024

Note 1 – Organization and Background

BRT Apartments Corp. (the "Company" or "BRT"), a Maryland corporation, owns, operates and, to a lesser extent, holds interests in joint ventures that own multi-family properties. The Company conducts its operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes.
These multi-family properties may be wholly owned by the Company (including its consolidated subsidiaries) or by unconsolidated joint ventures in which the Company generally contributed a significant portion of the equity. At June 30, 2024, the Company: (i) wholly owns 21 multi-family properties located in 11 states with an aggregate of 5,420 units and a carrying value of $624,502,000; (ii) has interests, through unconsolidated entities, in eight multi-family properties located in four states with an aggregate of 2,527 units with a carrying value of $32,178,000; and (iii) owns other assets, through consolidated and unconsolidated subsidiaries, with a carrying value of $1,789,000. These 29 multi-family properties are located in 11 states; most of the properties are located in the Southeast United States and Texas.

Note 2 – Basis of Preparation

The accompanying interim unaudited consolidated financial statements, reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for such interim periods. The results of operations for the three and six months ended June 30, 2024 and 2023, are not necessarily indicative of the results for the full year. The consolidated audited balance sheet as of December 31, 2023, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States ("GAAP"). Accordingly, these unaudited statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023 (the "Annual Report") filed with the Securities and Exchange Commission ("SEC").
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

Reclassifications

Immaterial Error Correction
During the preparation of financial statements for the current period, it was determined that the Company was not correctly including the escrow accounts classified within other assets within cash flows from operating activities on the Consolidated Statements of Cash Flows. As a result, the Company made an immaterial error correction to the prior period to reclassify the escrows within Cash and Restricted Cash on the Statement of Cash Flows resulting in a decrease in net cash from operating activities of $514,000.

Note 3 - Equity

Equity Distribution Agreements

The Company has equity distribution agreements with three sales agents to sell up to $40,000,000 of its common stock from time-to-time in an at-the-market offering. During the three and six months ended June 30, 2024 and 2023, the Company did not sell any shares.
Common Stock Dividend Distribution
The Company declared a quarterly cash distribution of $0.25 per share, payable on July 9, 2024 to stockholders of record on June 25, 2024.

Dividend Reinvestment Plan

The Dividend Reinvestment Plan (the “DRP”), among other things, provides stockholders with the opportunity to reinvest all or a portion of their cash dividends paid on the Company’s common stock in additional shares of its common stock, at a discount, determined in the Company’s sole discretion, of up to 5% from the market price for the common stock (as such price is calculated pursuant to the DRP). The discount from the market price is currently 3%. During the three and six months ended June 30, 2024, 57,901 and 108,852 shares were issued in lieu of cash dividends of $947,000 and $1,878,000 respectively. During the three and six months ended June 30, 2023, 35,634 and 75,852 shares were issued in lieu of cash dividends of $670,000 and $1,433,000, respectively.
Stock Based Compensation

In June 2024, the Company's stockholders approved the 2024 Incentive Plan (the "2024 Plan"). This plan permits the Company to grant: (i) stock options, restricted stock, restricted stock units, performance shares awards and any one or more of the foregoing, for up to a maximum of 1,000,000 shares; and (ii) cash settled dividend equivalent rights in tandem with the grant of restricted stock units and certain performance based awards. As of June 30, 2024, (i) 1,000,000 shares are available for issuance pursuant to awards under the 2024 Plan and (ii) awards to acquire 1,387,398 shares of common stock (i.e., 962,229 shares of restricted stock and awards (i.e., restricted stock units) to acquire 425,169 shares under our pay for performance plans), are outstanding under the 2022 Amended and Restated Incentive Plan (the "2022 Plan"), the 2020 Amended and Restated Incentive Plan (the "2020 Plan"), and the 2018 Amended and Restated Incentive Plan (the "2018 Plan; and together with the 2020 Plan and the 2022 Plan, the "Prior Plans"). No further awards may be made pursuant to the Prior Plans.

Restricted Stock Units
In July 2024, the Company issued restricted stock units (the "RSUs") to acquire up to 215,325 shares of common stock pursuant to the 2024 Plan. As of June 30, 2024, an aggregate of 425,169 of unvested restricted stock units are outstanding pursuant to the Prior Plans. Generally, the RSUs entitle the recipients, subject to continued service through the three-year vesting period to receive (i) the underlying shares if and to the extent certain performance and/or market conditions are satisfied at the vesting date, and (ii) an amount equal to the cash dividends that would have been paid during the three-year performance period with respect to the shares of common stock underlying the RSUs if, when, and to the extent, the related RSUs vest. The shares underlying the RSUs are not participating securities but are contingently issuable shares.

On May 6, 2024, the compensation committee of the Company's board of directors approved the vesting and issuance of 123,384 shares of common stock subject to RSUs (of the 209,322 shares subject to RSUs) granted in 2021 and the payout of $359,000 pursuant to the related dividend equivalent rights. The balance of 85,938 RSUs granted in 2021 that did not vest have expired.

Expense is recognized on the RSUs which the Company expects to vest over the applicable vesting period. For the three months ended June 30, 2024 and 2023, the Company recorded $231,000 and $369,000, respectively and for the six months ended June 30, 2024 and 2023, the Company recorded $703,000 and $883,000, respectively of compensation expense related to the amortization of unearned compensation with respect to the RSUs issued under the Prior Plans. At June 30, 2024 and December 31, 2023, $1,296,000 and $1,999,000 of compensation expense, respectively, has been deferred and will be charged to expense over the remaining vesting periods.
Restricted Stock

In January 2024, the Company granted 166,439 shares, of restricted stock pursuant to the 2022 Plan. As of June 30, 2024, an aggregate of 962,229 shares of unvested restricted stock are outstanding pursuant to the 2024 Plan and Prior Plans. The shares of restricted stock vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For financial statement purposes, the restricted stock is not included in the outstanding shares shown on the consolidated balance sheets until they vest, but is included in the earnings per share computation.
For the three months ended June 30, 2024 and 2023, the Company recorded $859,000 and $824,000, respectively and for the six months ended June 30, 2024 and 2023, the Company recorded $1,729,000 and $1,720,000, of compensation expense related to the amortization of unearned compensation with respect to the restricted stock awards. At June 30, 2024 and December 31, 2023, $8,844,000 and $7,484,000, respectively, has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods of these restricted stock awards. The weighted average remaining vesting period of these shares of restricted stock is 2.5 years.
Share Repurchase
Pursuant to the Company’s repurchase program, as amended from time to time, the Company is authorized to repurchase shares of its common stock through open-market transactions, privately negotiated transactions, or otherwise.
During the three months ended June 30, 2024, the Company repurchased 53,619 shares of common stock at an average price per share of $17.34 for an aggregate cost of $930,000. During the six months ended June 30, 2024, the Company repurchased 176,680 shares of common stock at an average price of $18.10 for an aggregate cost of $3,198,000. As of June 30, 2024, the Company is authorized to repurchase up to $6,386,000 of shares through December 31, 2025.
During the three and six months ended June 30, 2023, the Company repurchased 309,153 shares of common stock at an average price per share of $18.87 for an aggregate cost of $5,836,000.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator for basic and diluted earnings per share:
Net (loss) income	$(2,309)	$11,238	$(5,445)	$7,176
Deduct net income attributable to non-controlling interests	(36)	(36)	(71)	(72)
Deduct (loss) allocated to unvested restricted stock	(120)	(561)	(285)	(349)
Net (loss) income available for common stockholders: basic and diluted	$(2,465)	$10,641	$(5,801)	$6,755

Denominator for basic earnings per share:
Weighted average number of common shares outstanding	17,737,452	18,155,062	17,681,514	18,110,508
Effect of dilutive securities:
RSUs	—	65,752	—	47,296
Denominator for diluted earnings per share:
Weighted average number of shares	17,737,452	18,220,814	17,681,514	18,157,804

Earnings (loss) per common share, basic	$(0.13)	$0.59	$(0.30)	$0.37
Earnings (loss) per common share, diluted	$(0.13)	$0.58	$(0.30)	$0.37

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

Lessee Accounting

The Company is a lessee under a ground lease in Yonkers, NY which is classified as an operating lease. The ground lease expires on June 30, 2045. There are no renewal options. As of June 30, 2024, the remaining lease term is 21.0 years.

The Company is a lessee under a corporate office lease in Great Neck, New York, which is classified as an operating lease. The lease expires on December 31, 2031 and provides a five-year renewal option. As of June 30, 2024, the remaining lease term, including renewal options deemed exercised, is 12.5 years.

As of June 30, 2024, the Company's Right of Use ("ROU") assets and lease liabilities were $2,092,000 and $2,242,000, respectively. As of December 31, 2023, the Company's ROU assets and lease liabilities were $2,183,000 and $2,318,000, respectively.

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

Note 5 ‑ Real Estate Properties

Real estate properties, consists of the following (dollars in thousands):

	June 30, 2024	December 31, 2023
Land	$74,246	$74,246
Building	616,979	616,979
Building improvements	28,466	25,110
Real estate properties	719,691	716,335
Accumulated depreciation	(93,400)	(80,499)
Total real estate properties, net	$626,291	$635,836

A summary of real estate properties owned is as follows (dollars in thousands):

	December 31, 2023 Balance	Improvements	Depreciation	June 30, 2024 Balance
Multi-family	$634,045	$3,303	$(12,846)	$624,502
Retail shopping center and other	1,791	53	(55)	1,789
Total real estate properties	$635,836	$3,356	$(12,901)	$626,291

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

Note 7 – Investment in Unconsolidated Ventures

At June 30, 2024 and December 31, 2023, the Company held interests in unconsolidated joint ventures that own eight multi-family properties (the "Unconsolidated Properties"), one which was in development at December 31, 2023. The condensed balance sheets below present information regarding such properties (dollars in thousands):

	June 30, 2024	December 31, 2023
ASSETS
Real estate properties, net of accumulated depreciation of $75,768 and $69,970	$324,214	$275,874
Cash and cash equivalents	5,374	6,447
Other assets (1)	7,418	54,715
Total Assets	$337,006	$337,036

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $986 and $1,135	$250,584	$246,966
Accounts payable and accrued liabilities	10,657	8,751
Total Liabilities	261,241	255,717
Commitments and contingencies
Equity:
Total unconsolidated joint venture equity	75,765	81,319
Total Liabilities and Equity	$337,006	$337,036

BRT's interest in joint venture equity	$32,178	$34,242
______________________________________________________
(1) Includes $46,508 of work -in-process related to the Stono Oaks development at December 31, 2023. As of June 30, 2024 this property has been placed in service.

.
At the indicated dates, real estate properties of the unconsolidated joint ventures consist of the following (dollars in thousands):

	June 30, 2024	December 31, 2023
Land	$46,331	$46,331
Building	344,546	291,473
Building improvements	9,105	8,040
Real estate properties	399,982	345,844
Accumulated depreciation	(75,768)	(69,970)
Total real estate properties, net	$324,214	$275,874

At June 30, 2024 and December 31, 2023, the weighted average interest rate on the mortgages payable is 4.38% and 4.32%, respectively, and the weighted average remaining term to maturity is 4.4 years and 5.0 years, respectively.

The condensed income statements below present information regarding the Unconsolidated Properties (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Rental and other revenue	$11,294	$11,476	$21,918	$23,608
Total revenues	11,294	11,476	21,918	23,608

Expenses:
Real estate operating expenses	5,438	5,137	10,884	10,812
Interest expense	2,832	2,390	5,610	4,845
Depreciation	2,905	2,558	5,798	5,265
Total expenses	11,175	10,085	22,292	20,922
Total revenues less total expenses	119	1,391	(374)	2,686
Other equity earnings	3	3	21	116
Gain on insurance recoveries	—	—	—	65
Gain on sale of real estate	—	38,418	—	38,418
Loss on extinguishment of debt	—	(561)	—	(561)
Net income (loss)	$122	$39,251	$(353)	$40,724

BRT's equity in earnings and equity in earnings from sale of unconsolidated joint venture properties	$389	$15,208	$617	$16,023

Joint Venture Sale

On May 12, 2023, the unconsolidated joint venture in which the Company had a 50% equity interest sold Chatham Court and Reflections, a 494-unit multi-family property located in Dallas, TX, for a sales price of $73,000,000. The gain on the sale of this property was $38,418,000 and BRT's share of the gain was $14,744,000. In connection with the sale, mortgage debt of $25,405,000 with 4.98 years of remaining term to maturity and bearing an interest rate of 4.01% was repaid and the joint venture incurred $561,000 from the loss on the extinguishment of debt, of which the Company's share was $212,000.

Note 8 – Debt Obligations

Debt obligations consist of the following (dollars in thousands):

	June 30, 2024	December 31, 2023
Mortgages payable	$424,834	$426,436
Junior subordinated notes	37,400	37,400
Credit facility	—	—
Deferred financing costs (1)	(3,831)	(4,266)
Total debt obligations, net of deferred costs	$458,403	$459,570
__________________________________________
(1) Excludes $182 and $289 of deferred financing costs related to the credit facility which are reflected in other assets at June 30, 2024 and December 31, 2023 respectively.

Mortgages Payable

At June 30, 2024, the weighted average interest rate on the Company's mortgage payables was 4.02% and the weighted average remaining term to maturity is 6.5 years. For the three months ended June 30, 2024 and 2023, interest expense, which includes amortization of deferred financing costs, was $4,686,000 and $4,743,000, respectively. For the six months ended June 30, 2024 and 2023, interest expense, which includes amortization of deferred financing costs, was $9,385,000 and $9,289,000, respectively.

.Credit Facility

On July 9, 2024, the Company's credit facility, with an affiliate of Valley National Bank ("VNB"), was amended to, among other things, reduce the borrowing capacity from $60,000,000 to $40,000,000, extend the facility's maturity from September 2025 to September 2027 and revise certain financial and other covenants.The facility allows the Company to borrow, subject to compliance with borrowing base requirements and other conditions, up to $40,000,000. The facility can be used to facilitate the acquisition of multi-family properties, repay mortgage debt secured by multi-family properties and for operating expenses (i.e., working capital (including dividend payments)); provided that no more than $25,000,000 may be used for operating expenses. The facility is secured by the cash available at VNB and the Company's pledge of the interests in the entities that own the properties, and matures in September 2027.

The interest rate on the credit facility, which adjusts monthly and is subject to a floor of 6.0%, equals one-month term SOFR plus 250 basis points. The interest rate in effect as of June 30, 2024 is 7.83%. There is an unused facility fee of 0.25% per annum on the total amount committed by VNB and unused by the Company. At June 30, 2024, the Company is in compliance in all material respects with its obligations under the facility.

At June 30, 2024 and December 31, 2023, there was no outstanding balance on the facility and at each such date, $60,000,000 was available to be borrowed. Interest expense, which includes amortization of deferred financing costs and unused fees, for the three months ended June 30, 2024 and 2023, was $92,000 and $91,000, respectively. Interest expense for the six months ended June 30, 2024 and 2023, which includes amortization of deferred financing costs and unused fees was $184,000 and $391,000, respectively. The remaining deferred financing costs of $182,000 and $289,000, are recorded as Other Assets on the Consolidated balance sheets at June 30, 2024 and December 31, 2023, respectively.

Junior Subordinated Notes

At June 30, 2024 and December 31, 2023, the outstanding principal balance of the Company's junior subordinated notes was $37,400,000, before deferred financing costs of $247,000 and $257,000, respectively. The interest rate on outstanding balance resets quarterly and is equal to three month term SOFR + 2.26%. The interest rate in effect at June 30, 2024 and 2023 was 7.59% and 7.30%, respectively. The interest rate that will be in effect for the three months beginning July 30, 2024 is 7.52%.

The junior subordinated notes require interest only payments through the maturity date of April 30, 2036, at which time repayment of the outstanding principal and unpaid interest become due. Interest expense for the three months ended June 30, 2024 and 2023, which includes amortization of deferred financing costs, was $722,000 and $679,000, respectively. Interest expense for the six months ended June 30, 2024 and 2023, which includes amortization of deferred financing costs, was $1,454,000 and $1,316,000, respectively.

Note 9 – Related Party Transactions

The Company has retained certain of its part-time executive officers and Fredric H. Gould, a director, among other things, to participate in the Company's multi-family property analysis and approval process (which includes service on an investment committee), provide investment advice, and provide long-term planning and consulting with executives and employees with respect to other business matters, as required. The aggregate fees incurred for these services in each of the three months ended June 30, 2024 and 2023 were $405,000 and $385,000, respectively and $810,000 and $770,000 for the six months ended June 30, 2024 and 2023, respectively.

Management of certain properties owned by the Company and certain joint venture properties is provided by Majestic Property Management Corp. ("Majestic Property"), a company wholly owned by Fredric H. Gould. Certain of the Company's officers and management directors are also officers and directors of Majestic Property. Majestic Property may also provide real estate brokerage and construction supervision services to these properties. These fees amounted to $8,000 and $10,000 for the three months ended June 30, 2024 and 2023 and $17,000 and $16,000 for the six months ended June 30, 2024 and 2023, respectively.

Pursuant to a shared services agreement between the Company and several affiliated entities, including Gould Investors
L.P. ("Gould Investors"), the owner and operator of a diversified portfolio of real estate and other assets, and One Liberty Properties, Inc., a NYSE listed equity REIT, (i) the services of the part- time personnel that perform certain executive, administrative, legal, accounting and clerical functions and (ii) certain facilities and other resources, are provided to the Company by other entities. The allocation of expenses for the facilities, personnel and other resources shared by, among others, the Company and Gould Investors, is determined in accordance with such agreement and is included in general and administrative expense on the consolidated statements of operations. During the three months ended June 30, 2024 and 2023, allocated general and administrative expenses reimbursed by the Company to Gould Investors pursuant to the shared services agreement aggregated $141,000 and $165,000, respectively and $361,000 and $337,000 for the six months ended June 30, 2024 and 2023, respectively. Jeffrey A. Gould and Matthew J. Gould, executive officers and directors of the Company, are executive officers of Georgetown Partners, LLC, the managing general partner of Gould Investors.

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

Junior subordinated notes: At June 30, 2024 and December 31, 2023, the estimated fair value of the notes is lower than their carrying value by approximately $3,540,000 and $3,613,000, respectively, based on a market interest rate of 8.59% and 8.60%, respectively. The Company values its junior subordinated notes using a discounted cash flow analysis on the expected cash flows of each instrument.

Mortgages payable: At June 30, 2024, the estimated fair value of the Company’s mortgages payable is lower than their carrying value by approximately $36,987,000, assuming market interest rates between 5.58% and 6.36%. At December 31, 2023, the estimated fair value of the Company's mortgages payable was lower than their carrying value by approximately $34,195,000, assuming market interest rates between 4.88% and 6.23%. Market interest rates were determined using rates which the Company believes reflects institutional lender yield requirements at the balance sheet dates. The Company values its mortgages payable using a discounted cash flow analysis on the expected cash flows of each instrument.

Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value. The fair value of debt obligations are considered to be Level 2 valuations within the fair value hierarchy.

Note 11 – Commitments and Contingencies

From time to time, the Company and/or its subsidiaries are parties to legal proceedings that arise in the ordinary course of business, and in particular, personal injury claims involving the operations of the Company's properties. Although management believes that the primary and umbrella insurance coverage maintained with respect to such properties is sufficient to cover claims for compensatory damages, many of these personal injury claims also assert claims for exemplary (i.e, punitive) damages. Generally, insurance does not cover claims for exemplary damages.

Note 12 – New Accounting Pronouncements

On January 1, 2024, the Company adopted the FASB ASU No. 2023-07, Segment Reporting – Improvements to Reportable Segments Disclosures, which enhances disclosures of significant segment expenses regularly provided to the chief operating decision maker. This adoption did not have any impact on its consolidated financial statements.

Note 13 – Subsequent Events

Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of June 30, 2024, that warrant additional disclosure, have been included in the notes to the consolidated financial statements.

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
•challenges in acquiring or investing in multi-family properties (including challenges in (i) buying properties directly without the participation of joint venture partners and (ii) making alternative investments in multi-family properties, and the limited number of multi-family property investment/acquisition opportunities available to us), which transactions may not be completed or may not produce the cash flows or income expected;
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

Overview
We are an internally managed real estate investment trust, also known as a REIT, that owns, operates and, to a lesser extent, holds interests in joint ventures that own and operate multi-family properties. At June 30, 2024, we: (i) wholly-own 21 multi-family properties with an aggregate of 5,420 units and a carrying value of $624.5 million; (ii) have ownership interests, through unconsolidated entities, in eight multi-family properties with 2,527 units and a carrying value of $32.1 million; and (iii) own other assets, through consolidated and unconsolidated subsidiaries, with a carrying value of $1.8 million. The 29 properties are located in 11 states; most of the properties are located in the Southeast United States and Texas.

Table of Content
Challenges and Uncertainties as a Result of the Uncertain Economic Environment; Pursuit of Joint Venture Acquisition and Alternative Investment Opportunities

As more fully described (i) in our Annual Report, and in particular, the sections thereof entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and (ii) below, we face challenges (e.g., inflation, volatile interest rates and rental rates decreases) due to the uncertain economic environment, which may limit our ability or willingness (i) to acquire properties, (ii) grow rental income or (iii) control our real estate operating expenses, some of which, such as real estate tax and insurance expense, we have a very limited ability to control.

In light of the challenging acquisition environment and the limited funds available to us to acquire properties, we are pursuing (i) alternative investments in the multi-family property arena, such as rescue capital, which includes preferred equity investments (e.g., an investment entitling us to a fixed rate of return prior to distributions to more junior investors) or bridge loans (e.g., a loan secured by a first mortgage on the subject property) and/or (ii) the acquisition of multi-family properties through joint ventures. We do not anticipate that in the near term, these type of investments (other than joint ventures already included in our portfolio), will constitute a significant part of our portfolio, and can provide no assurance that such investments will be profitable for us.

Credit facility

On July 9, 2024, we and an affiliate of Valley National Bank ("VNB"), amended our credit facility to, among other things, reduce the borrowing capacity from $60 million to $40 million, extend the facility's maturity from September 2025 to September 2027 and revise certain financial and other covenants. We reduced the amount available under the facility in connection with obtaining approximately $28 million of seven-year mortgage debt (the “Financing”) on our Woodland Trails – LaGrange, Georgia property. We anticipate that the Financing will be completed in August 2024, will bear a fixed interest rate of 5.22%, will be interest only until maturity in 2031 and that as a result of the Financing, we will incur additional interest expense of approximately $1.5 million per year. We anticipate using the proceeds from the Financing to invest in multi-family properties (including the alternative investments described above) and for general corporate purposes (which may include repurchases of our common stock). Such proceeds will be invested initially in short-term US Treasury securities until they are applied. In connection with this amendment, we paid the lender aggregate fees of approximately $375,000.

Share repurchases

During the quarter ended June 30, 2024, we repurchased 53,619 shares of common stock at an average price of $17.34 for an aggregate of $930,000. After giving effect to these purchases, we are authorized to repurchase up to $6.4 million of additional shares of our common stock,

Bells Bluff-West Nashville, Tennessee

This property (“Bells Bluff”) has experienced, and continues to experience, competitive pressure due to the completion of construction of similar or higher-quality multi-family properties in Nashville. To maintain occupancy levels, we have offered, and will continue to offer, short-term rent concessions and/or reduced rental rates. As a result, Bells Bluff's operating results have been adversely impacted. Although the rent concessions we are currently offering are less significant than those offered during the quarter ended June 30, 2024, we continue to offer such concessions and reduced rental rates. We believe that due, among other things, to its vibrant economy, that over-time, the Nashville market will absorb the excess rental capacity, although we can provide no assurance in this regard.

Results of Operations

Three months ended June 30, 2024 compared to three months ended June 30, 2023.
As used herein, the term "same store properties" refers to operating properties that were wholly owned for the entirety of the periods presented. For the three months ended June 30, 2024 and 2023, all of the properties in our consolidated portfolio are same store properties.

Revenues

The following table compares our revenues for the periods indicated:

	Three Months Ended June 30,
(Dollars in thousands):	2024	2023	Increase (Decrease)	% Change
Rental and other revenue from real estate properties	$23,778	$23,255	$523	2.2%
Interest and other income	84	63	21	N/M
Total revenues	$23,862	$23,318	$544	2.3%

Rental and other revenue from real estate properties

The change was primarily due to the following increases:
•$413,000 due to an increase in amortization of deferred rent concessions;
•$343,000 due to an increase in rental rates across most of the portfolio; and
•$117,000 from ancillary income (i.e., utilities reimbursement, late fees, cancellation fees, etc. ("Ancillary Income")).

The increase was offset by a $276,000 decrease in rental income at Bells Bluff.

Expenses

The following table compares our expenses for the periods indicated:

	Three Months Ended June 30,
(Dollars in thousands)	2024	2023	Increase (Decrease)	% Change
Real estate operating expenses	$10,846	$10,548	$298	2.8%
Interest expense	5,500	5,513	(13)	(0.2)%
General and administrative	3,813	3,848	(35)	(0.9)%
Depreciation and amortization	6,466	7,543	(1,077)	(14.3)%
Total expenses	$26,625	$27,452	$(827)	(3.0)%

Real estate operating expense.

The change is due primarily to an increase of (i) $319,000 in insurance premiums at two properties and (ii) $115,000 due to increased real estate tax accruals - we anticipate that through the balance of 2024, these accruals will be similarly higher than such accruals in 2023. The increase was offset by a $124,000 decrease in repairs and maintenance.

Depreciation and amortization
The decrease is due primarily to a decline in depreciation related to lease intangibles from properties where we purchased our partners' interests in 2022.

Table of Content

Equity in earnings of unconsolidated joint ventures

Equity in earnings from unconsolidated joint ventures decreased $75,000 to $389,000 for the three months ended June 30, 2024, from $464,000 for the three months ended June 30, 2023. The decrease is due primarily to:

•$189,000 in charges from Stono Oaks - Johns Island, SC ("Stono Oaks") which was previously in development, but which was placed in service in 2024 and as of June 30, 2024, is approximately 37% leased. Accordingly, interest and certain other expenses (which previously had been capitalized) and depreciation, are now being expensed.
•the loss of $159,000 of income from Chatham Court and Reflections which was sold in May 2023 (the Chatham Sale").

The decrease was offset primarily by the inclusion, in the corresponding period in 2023, of a $212,000 early extinguishment of debt charge related to the Chatham Sale.

Equity in earnings from sale of unconsolidated joint venture properties

In the three months ended June 30, 2023, we recognized a gain of $14.7 million from the Chatham Sale. There was no similar gain in 2024.

Insurance recovery of casualty loss

During the quarter ended June 30, 2023, we received $215,000 in insurance proceeds as reimbursement for expenses incurred related to a winter storm in December 2022. There was no similar recovery in the corresponding period in 2024.

Income tax (benefit) provision

Income tax (benefit) provision in the three months ended ended June 30, 2024, decreased $116,000 from the three months ended June 30, 2023 due to our recognition, in the current three months, of a $164,000 franchise tax refund from a property due to a change in Tennessee law. In July 2024, we received $374,000 related to another property in Tennessee, and will recognize such sum in the quarter ending September 30, 2024.

Table of Content
Results of Operations

Six Months Ended June 30, 2024 compared to six months ended June 30, 2023.
As used herein, the term "same store properties" refers to operating properties that were wholly owned for the entirety of the periods presented. For the six months ended June 30, 2024 and 2023, all of our properties in our consolidated portfolio are same store properties.

Revenues

The following table compares our revenues for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands):	2024	2023	Increase (Decrease)	% Change
Rental and other revenue from real estate properties	$47,076	$46,194	$882	1.9%
Other income	189	63	126	200.0%
Total revenues	$47,265	$46,257	$1,008	2.2%

Rental and other revenue from real estate properties

The change was due to the following increases:

•$876,000 due to an increase in rental rates across most of the portfolio,
•$413,000 due to an increase in amortization of deferred rent concessions; and
•$136,000 in Ancillary Income.

The increase was offset by:

•a $277,000 decrease due to a decline in occupancy across most of the portfolio, and
•a $256,000 decrease in rental income at Bells Bluff.

Other income

The increase is due primarily to the impact of rising interest rates on our cash balances.

Expenses

The following table compares our expenses for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023	Increase (Decrease)	% Change
Real estate operating expenses	$21,425	$20,982	$443	2.1%
Interest expense	11,023	10,996	27	0.2%
General and administrative	7,965	7,903	62	0.8%
Depreciation and amortization	12,901	15,551	(2,650)	(17.0)%
Total expenses	$53,314	$55,432	$(2,118)	(3.8)%

Real estate operating expense

The increase is due to (i) $378,000 in increased insurance premiums primarily at two properties; and (ii) $287,000 due to increased real estate tax accruals- we anticipate that these accruals through the balance of 2024, will be similarly higher than such accruals in 2023.

Table of Content
The increase was offset by $322,000 decrease in repairs and maintenance and the inclusion, in the corresponding 2023 period, of $116,000 of expense related to the December 2022 blizzard.

Depreciation and amortization
The increase is due primarily to the decline in depreciation related to lease intangibles from properties where we purchased our partners' interests in 2022.

Equity in earnings of unconsolidated joint ventures

Equity in earnings from unconsolidated joint ventures declined to $617,000 for the six months ended June 30, 2024 from $1.3 million for the six months ended June 30, 2023. The decline is due to:

•$420,000 in charges from Stono Oaks; and
•the loss of income of $397,000 from the Chatham Sale.

The decrease was offset primarily by the inclusion, in the corresponding period in 2023, of a $212,000 early extinguishment of debt charge that resulted from the Chatham Sale.

Equity in earnings from sale of unconsolidated joint venture properties

In the six months ended June 30, 2023, we recognized a gain of $14.7 million from the Chatham Sale. There was no comparable gain in the corresponding period in 2024.

Insurance recovery of casualty loss

During the six months ended June 30, 2023, we received $215,000 in insurance proceeds as reimbursement for expenses incurred related to a winter storm in December 2022. There was no similar recovery in the corresponding period in 2024.

Gain on insurance recoveries

During the six months ended June 30, 2024, we received a $240,000 payment, representing the final payment made by the insurance carrier with respect to damage we sustained at The Woodland Apartments - Boerne, TX in 2021.

Income tax (benefit) provision

Income tax (benefit) provision in the six months ended ended June 30, 2024, decreased $114,000 from the six months ended June 30, 2023 due to our recognition, in the current six month period, of a $164,000 franchise tax refund due to a change in Tennessee law. In July 2024, we received $374,000 related to another property in Tennessee and will recognize such sum in the quarter ending September 30, 2024.

Table of Content
Liquidity and Capital Resources

We require funds to pay operating expenses and debt service obligations, acquire and/or invest in properties (including alternative investments), make capital and other improvements, fund capital contributions, and pay dividends. Generally, our primary sources of capital and liquidity are the operations of our multi-family properties (including distributions from the operations of the unconsolidated multi-family properties), mortgage debt financings and re-financings, the issuance of shares of our common stock pursuant to our dividend reinvestment program, borrowings from our credit facility and our available cash. At August 1, 2024, our available liquidity was $54.7 million, including $14.7 million of cash and cash equivalents and $40 million available under our credit facility.
We anticipate that from July 1, 2024 through December 31, 2027, our operating expenses, $111.1 million of mortgage amortization and interest expense (including $44.0 million from unconsolidated joint ventures and excluding the approximate $1.5 million of additional annual interest expense associated with the Financing), $15.4 million and $128.3 million of balloon payments with respect to mortgages maturing in 2025 and 2026, respectively (including $58.7 million maturing in 2026 from unconsolidated joint ventures), estimated capital expenditures (for the remainder of 2024 only) of $2.9 million, interest expense on our junior subordinated notes, estimated cash dividend payments of at least $65.5 million (assuming (i) the current quarterly dividend rate of $0.25 per share and (ii) 18.7 million shares outstanding), will be funded from cash generated from operations (including distributions from unconsolidated joint ventures), property sales, the Financing, obtaining mortgage debt on two unencumbered properties (i.e., Avondale Station - Decatur GA and Avalon - Pensacola, FL) and, to the extent available, our credit facility. Our operating cash flow and available cash is insufficient to fully fund the $143.7 million of balloon payments due through 2026, and if we are unable to refinance such debt on acceptable terms, we may need to issue additional equity or dispose of properties, in each case on potentially unfavorable terms.
Our ability to acquire or invest in additional multi-family property opportunities and implement value-add projects is limited by our available cash and our ability to (i) draw on our credit facility, (ii) obtain, on acceptable terms, mortgage debt from lenders, and (iii) raise capital from the sale of our common stock.
At June 30, 2024, we had mortgage debt of $677.5 million (including $251.6 million of mortgage debt at of our unconsolidated subsidiaries). The mortgage debt at our: (i) consolidated properties had a weighted average interest rate of 4.02% and a weighted average remaining term to maturity of approximately 6.5 years, and (ii) at our unconsolidated subsidiaries had a weighted average interest rate of 4.38% and a remaining term to maturity of approximately 4.4 years.
Junior Subordinated Notes
As of June 30, 2024, $37.4 million (excluding deferred costs of $247,000) in principal amount of our junior subordinated notes is outstanding. These notes mature in April 2036, contain limited covenants (including covenants prohibiting us from paying dividends or repurchasing capital stock if there is an event of default (as defined therein) on these notes), are redeemable at our option and bear an interest rate, which resets and is payable quarterly, at a rate of three-month term SOFR plus 250 basis points. At June 30, 2024 and 2023, the interest rate on these notes was 7.59% and 7.30%, respectively. The interest rate that will be in effect for the three months ending October 30, 2024 is 7.52%.
Credit Facility
Our credit facility with VNB New York, LLC, an affiliate of Valley National Bank (collectively, "VNB"), as amended in July 2024, allows us to borrow, subject to compliance with borrowing base requirements and other conditions, up to $40 million, (i) for the acquisition of, and investment in, multi-family properties, (ii) to repay mortgage debt secured by multi-family properties and (iii) for Operating Expenses (i.e., working capital (including dividend payments) and operating expenses); provided, that not more than $25 million may be used for Operating Expenses. The credit facility is secured by cash accounts maintained by us at VNB (and we are required to maintain substantially all of our bank accounts at VNB), and the pledge of our interests in the entities that own the unencumbered multi-family properties used in calculating the borrowing base. The credit facility bears an annual interest rate, which resets monthly, equal to one-month term SOFR plus 250 basis points, with a floor of 6.00%. There is an annual fee of 0.25% on the total amount committed by VNB and unused by us. The credit facility matures in September 2027. Net proceeds received from the sale, financing or refinancing of our properties are generally required to be used to repay amounts outstanding on the facility. As of August 1, 2024, there was no outstanding balance on the credit facility and $40 million is available to be borrowed thereunder. The interest rate in effect at August 1, 2024 is 7.85%
The terms of the credit facility include certain restrictions and covenants which, among other things, limit the incurrence of liens, require that we maintain and include in the collateral securing the facility at least two unencumbered properties with an aggregate value(as calculated pursuant to the facility) of at least $50 million, and require compliance with financial ratios relating to, among other things, maintaining a minimum tangible net worth of $140 million, the minimum amount of debt service

Table of Content
coverage with respect to the properties (and amounts drawn on the credit facility) used in calculating the borrowing base. Net proceeds received from the sale, financing or refinancing of wholly-owned properties are generally required to be used to repay amounts outstanding under the credit facility.
At June 30, 2024, we were in compliance in all material respects with the requirements of the facility.

Other Financing Sources and Arrangements

At June 30, 2024, we are joint venture partners in unconsolidated joint ventures which own eight multi-family properties and the distributions to us from these joint venture properties of $1.3 million in the quarter ended June 30, 2024 contributed to our liquidity and cash flow. Further, we may be required to make significant capital contributions with respect to these properties. At June 30, 2024, these joint venture properties have a net-equity carrying value of $32.2 million and are subject to mortgage debt, which is not reflected on our consolidated balance sheet, of $251.6 million. Although BRT Apartments Corp. is not the obligor with respect to such mortgage debt, the loss of any of these properties due to mortgage foreclosure or similar proceedings would have a material adverse effect on our results of operations and financial condition. See note 7 to our consolidated financial statements.

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

On July 9, 2024, we paid a quarterly cash dividend of $0.25 per share to holders of record of our common stock as of the close of business on June 25, 2024.

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

We compute AFFO by adjusting FFO for the loss of extinguishment of debt, our straight-line rent and rental concession accruals, restricted stock and RSU compensation expense, fair value adjustment of mortgage debt, gain on insurance recovery, insurance recovery from casualty loss and deferred mortgage and debt costs ( including, in each case as applicable, from our share from our unconsolidated joint ventures). Since the NAREIT White Paper only provides guidelines for computing FFO, the computation of AFFO may vary from one REIT to another.

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

The tables below provides a reconciliation of net loss determined in accordance with GAAP to FFO and AFFO on a dollar and per share basis for each of the indicated periods (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
GAAP Net (loss) income attributable to common stockholders	$(2,345)	$11,202	$(5,516)	$7,104
Add: depreciation and amortization of properties	6,466	7,543	12,901	15,551
Add: our share of depreciation in unconsolidated joint venture properties	1,373	1,302	2,740	2,678
Deduct: our share of equity in earnings from sale of unconsolidated joint venture properties	—	(14,744)	—	(14,744)
Adjustments for non-controlling interests	(4)	(4)	(8)	(8)
NAREIT Funds from operations attributable to common stockholders	5,490	5,299	10,117	10,581

Adjustments for: straight-line rent and rent concession accruals	(388)	25	(363)	44
Adjustments for: our share of straight-line rent and rent concession accruals from unconsolidated joint venture properties	(60)	—	(60)	—
Add: our share of loss on extinguishment of debt from unconsolidated joint venture properties	—	212	—	212
Add: amortization of restricted stock and RSU expense	1,090	1,193	2,432	2,603
Add: amortization of deferred mortgage and debt costs	271	275	542	527
Add: our share of deferred mortgage costs from unconsolidated joint venture properties	30	27	60	54
Add: amortization of fair value adjustment for mortgage debt	139	154	282	311
Less: gain on insurance recoveries	—	—	—	(240)
Less: our share of gain on insurance recoveries from unconsolidated joint venture properties	—	—	—	(30)
Adjustments for non-controlling interests	(4)	(4)	(8)	(7)
Adjusted funds from operations attributable to common stockholders	$6,568	$7,181	$13,002	$14,055

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
GAAP Net (loss) income attributable to common stockholders	$(0.13)	$0.58	$(0.30)	$0.36
Add: depreciation and amortization of properties	0.35	0.40	0.69	0.82
Add: our share of depreciation in unconsolidated joint venture properties	0.07	0.07	0.15	0.14
Deduct: our share of equity in earnings from sale of unconsolidated joint venture properties	—	(0.77)	—	(0.77)
Adjustment for non-controlling interests	—	—	—	—
NAREIT Funds from operations per diluted common share	0.29	0.28	0.54	0.55

Adjustments for: straight line rent and rent concession accruals	(0.02)	—	(0.02)	—
Adjustments for: our share of straight-line rent and rent concession accruals in unconsolidated joint venture properties
Add: loss on extinguishment of debt	—	—	—	—
Add: our share of loss on extinguishment of debt from unconsolidated joint venture properties	—	0.01	—	0.01
Add: amortization of restricted stock and RSU expense	0.06	0.06	0.13	0.13
Add: amortization of deferred mortgage and debt costs	0.01	0.01	0.03	0.03
Add: our share of deferred mortgage and debt costs from unconsolidated joint venture properties	—	—	—	—
Add: amortization of fair value adjustment for mortgage debt	0.01	0.01	0.02	0.02
Less: gain on insurance recoveries	—	—	—	(0.01)
Less: our share of gain on insurance recoveries from unconsolidated joint venture properties	—	—	—	—
Adjustments for non-controlling interests	—	—	—	—
Adjusted funds from operations per diluted common share	$0.35	$0.37	$0.70	$0.73

Diluted shares outstanding for FFO and AFFO	18,699,000	19,174,000	18,640,000	19,171,000
Three Months Ended June 30, 2024 and 2023
FFO for the three months ended June 30, 2024, increased from the corresponding quarter in the prior year primarily due to (i) an increase in amortization of deferred rent concessions, (ii) the inclusion, in the corresponding 2023 period, of the early extinguishment of debt charge and (iii) the Tennessee franchise tax refund in 2024. This increase was offset primarily due to the Chatham Sale, the increase in real estate operating expenses and the inclusion, in the three months ended June 30, 2023, of an insurance recovery from a casualty loss.
AFFO for the three months ended June 30, 2024 decreased from the corresponding period in the prior year primarily due to the factors contributing to the decrease in FFO other than the early extinguishment of debt charge and the amortization of deferred rent concessions.
Diluted per share FFO and AFFO were favorably impacted in the three months ended June 30, 2024 by a 475,000 net decrease in the current quarter from the corresponding quarter in the prior year in the weighted average shares of common stock outstanding, primarily due to stock buybacks.

See "-Results of Operations - Three Months Ended June 30, 2024 compared to three months ended June 30, 2023", for a discussion of these changes.
Six Months Ended June 30, 2024 and 2023
FFO for the six months ended June 30, 2024 decreased from the corresponding period in the prior year primarily due to the Chatham Sale, the increase in real estate operating expenses, an increase in cash compensation expense due to higher salary levels and the inclusion, in the six months ended June 30, 2023, of an insurance recovery of casualty loss. The decrease was offset by an increase, in 2024, in amortization of deferred rent concessions, by the inclusion, in the corresponding period of 2023, of the early extinguishment of debt charge and, in 2024, a decrease in charges associated with restricted stock units (RSUs) as certain performance metrics were not achieved, a decrease in income tax expense, and an increase in other income.
AFFO for the six months ended June 30, 2024 decreased from the corresponding period in the prior year primarily due to the factors contributing to the decrease in FFO, other than the early extinguishment of debt charge, the charges associated with the RSUs, the 2023 insurance recovery of casualty loss and amortization of deferred rent concessions.
Diluted per share FFO and AFFO were favorably impacted in the six months ended June 30, 2024 by a 531,000 net decrease in the current quarter from the corresponding quarter in the prior year in the weighted average shares of common stock outstanding, primarily due to stock buybacks.
See "-Results of Operations - Six Months Ended June 30, 2024 compared to six months ended June 30, 2023", for a discussion of these changes.
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

The following table provides a reconciliation of net income attributable to common stockholders as computed in accordance with GAAP to NOI of our consolidated properties for the periods presented (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Variance	2024		2023	Variance
GAAP Net ( loss) income attributable to common stockholders	$(2,345)	$11,202	$(13,547)	$(5,516)		$7,104	$(12,620)
Less: Other Income	(84)	(63)	(21)	(189)		(63)	(126)
Add: Interest expense	5,500	5,513	(13)	11,023		10,996	27
General and administrative	3,813	3,848	(35)	7,965		7,903	62
Depreciation and amortization	6,466	7,543	(1,077)	12,901		15,551	(2,650)
Provision for taxes	(65)	51	(116)	13		127	(114)
Equity in earnings from sale of unconsolidated joint venture properties	—	(14,744)	14,744	—		(14,744)	14,744
Insurance recovery	—	(215)	215	—	—	(215)	215
Less: Gain on insurance recoveries	—	—	—	—		(240)	240
Adjust for: Equity in (earnings) loss of unconsolidated joint venture properties	(389)	(464)	75	(617)		(1,279)	662
Add: Net income attributable to non-controlling interests	36	36	—	71		72	(1)
Net Operating Income	$12,932	$12,707	$225	$25,651		$25,212	$439
Less: Non-same store Net Operating Income	251	255	(4)	521		522	(1)
Same store Net Operating Income	$12,681	$12,452	$229	$25,130		$24,690	$440

For the three months ended June 30, 2024, NOI increased $225,000 from the corresponding period in 2023 primarily due to a $413,000 increase in amortization of deferred rent concessions and a net $343,000 increase in rental revenue in the overall portfolio. The increase was offset by a $276,000 decrease in rental income at Bells Bluff and a $297,000 increase in real estate operating expenses. See "-Results of Operations - Three Months Ended June 30, 2024 Compared to the Three Months ended June 30, 2023 " for a discussion of these changes.

For the six months ended June 30, 2024, NOI increased $439,000 from the corresponding period in 2023 primarily due to a $845,000 increase in rental revenue at most of our properties, a $413,000 increase in amortization of deferred rent concessions offset by a $443,000 increase in real estate operating expenses and a $376,000 decrease in rental income at Bells Bluff. See "-Results of Operations - Six Months Ended June 30, 2024 Compared to the Six Months ended June 30, 2023 " for a discussion of these changes.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

All of our mortgage debt bears interest at fixed rates. Our junior subordinated notes bear interest at the rate of three month term SOFR plus 226 basis points. At June 30, 2024, the interest rate on these notes was 7.59%. Our credit facility bears interest at the rate of one month term SOFR plus 250 basis points. There was no balance outstanding on the credit facility at June 30, 2024. A 100 basis point increase in interest rates would increase our related interest expense by approximately $374,000 annually and a 100 basis point decrease in the rates would decrease our related interest expense by $374,000 annually.

Item 4. Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based upon that evaluation, these officers concluded that as of June 30, 2024 our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

The following table summarizes purchases of common stock by us during the three months ended June 30, 2024:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 - April 30, 2024	—	—	—	$7,316,072
May 1 - May 31, 2024	24,929	$17.28	$24,929	$6,885,361
June 1 - June 30, 2024	28,690	17.40	28,690	$6,386,094
Total	53,619		$53,619

The following table summarizes purchases of our common stock during the three months ended June 30, 2024 by Gould Investors L.P. (Gould Investors may be deemed to be an "affiliated purchaser" (as such term is used in Rule 10b-18(a)(3) promulgated under the Exchange Act) of the Company. Jeffrey A. Gould and Matthew J. Gould, our executive officers and the managers of the managing general partner of Gould Investors, filed Form 4's with respect to such purchases):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Cost

April 1 - April 30, 2024	121,428	$16.89	$2,050,690
May 1 - May 31, 2024	—	—	—
June 1 - June 30, 2024	—	—	—
Total	121,428		$2,050,690

Item 5. Other Information

None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c ) or any "non-Rule 10b5-1 trading arrangement" in effect at any time during the three months ended June 30, 2024.

Item 6. Exhibits

Exhibit No.	Title of Exhibits
10.1	Third amendment dated as of July 9, 2024 to the Amended and Restated Loan Agreement made as of November 18, 2021, as amended, by and between us and VNB New York, LLC(incorporated by reference to Exhibit 10.1 filed on July 15, 2024 with our Current Report on Form 8-K).
10.2*	Form of Performance Award Agreement for RSU grants in 2024 pursuant to the 2024 Incentive Plan.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Senior Vice President—Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Senior Vice President—Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements. XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Date File (formatted as inline XBRL and contained in Exhibit 101)
_______________________________
* Management contract of compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRT APARTMENTS CORP.

August 9, 2024	/s/ Jeffrey A. Gould
Jeffrey A. Gould, President and
Chief Executive Officer

August 9, 2024	/s/ George Zweier
George Zweier, Vice President
and Chief Financial Officer
(principal financial officer)