Form 10-Q
period 2024-09-30
BRT Apartments Corp.
filed 2024-11-07
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

18,806,013 Shares of Common Stock,
par value $0.01 per share, outstanding on November 1, 2024

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

Item 1. Financial Statements

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	September 30, 2024	December 31, 2023
	(unaudited)	(audited)
ASSETS
Real estate properties, net of accumulated depreciation and amortization of $99,899 and $80,499	$621,379	$635,836
Investments in unconsolidated joint ventures	31,573	34,242
Cash and cash equivalents	45,801	23,512
Restricted cash	—	632
Other assets	18,988	15,741
Total Assets	$717,741	$709,963
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $4,254 and $4,009	$447,147	$422,427
Junior subordinated notes, net of deferred costs of $242 and $257	37,158	37,143
Credit facility	—	—
Accounts payable and accrued liabilities	23,669	21,948
Total Liabilities	507,974	481,518

Commitments and contingencies
Equity:
BRT Apartments Corp. stockholders' equity:
Preferred shares $0.01 par value 2,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized; 17,798 and 17,536 shares outstanding	178	175
Additional paid-in capital	270,406	267,271
Accumulated deficit	(60,716)	(38,986)
Total BRT Apartments Corp. stockholders’ equity	209,868	228,460
Non-controlling interest	(101)	(15)
Total Equity	209,767	228,445
Total Liabilities and Equity	$717,741	$709,963

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except shares and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Rental and other revenue from real estate properties	$24,177	$23,510	$71,253	$69,704
Interest and other income	219	342	408	405
Total revenues	24,396	23,852	71,661	70,109
Expenses:
Real estate operating expenses - including $9 and $9 to related parties for the three months ended and $26 and $25 for the nine months ended	11,187	10,583	32,612	31,565
Interest expense	5,745	5,581	16,768	16,577
General and administrative - including $208 and $141 to related parties for the three months ended and $569 and $479 for the nine months ended	3,811	4,017	11,776	11,920
Depreciation and amortization	6,499	6,544	19,400	22,095
Total expenses	27,242	26,725	80,556	82,157
Total revenues less total expenses	(2,846)	(2,873)	(8,895)	(12,048)
Equity in earnings of unconsolidated joint ventures	369	426	986	1,705
Equity in earnings from sale of unconsolidated joint ventures properties	—	—	—	14,744
Gain on sale of real estate	—	604	—	604
Insurance recovery of casualty loss	—	261	—	476
Gain on insurance recoveries	—	—	—	240
(Loss) income from continuing operations	(2,477)	(1,582)	(7,909)	5,721
Income tax (benefit) provision	(310)	(122)	(297)	5
(Loss) income from continuing operations, net of taxes	(2,167)	(1,460)	(7,612)	5,716
Net income attributable to non-controlling interest	(38)	(34)	(109)	(106)
Net (loss) income attributable to common stockholders	$(2,205)	$(1,494)	$(7,721)	$5,610

Weighted average number of shares of common stock outstanding:
Basic	17,796,206	17,851,715	17,720,024	18,022,975
Diluted	17,796,206	17,851,715	17,720,024	18,045,767

Per share amounts attributable to common stockholders:
Basic	$(0.12)	$(0.08)	$(0.41)	$0.30
Diluted	$(0.12)	$(0.08)	$(0.41)	$0.27

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Shares of Common Stock	Additional Paid-In Capital	(Accumulated Deficit)	Non- Controlling Interest	Total
Balances, December 31, 2023	$175	$267,271	$(38,986)	$(15)	$228,445
Distributions - common stock - $0.25 per share	—	—	(4,641)	—	(4,641)
Restricted stock and restricted stock units vesting	2	(2)	—	—	—
Compensation expense - restricted stock and restricted stock units	—	1,342	—	—	1,342
Distributions to non-controlling interests	—	—	—	(60)	(60)
Shares issued through DRIP	—	931	—	—	931
Shares repurchased	(1)	(2,266)	—	—	(2,267)
Net (loss) income	—	—	(3,171)	35	(3,136)
Balances, March 31, 2024	$176	$267,276	$(46,798)	$(40)	$220,614

Distributions - common stock - $0.25 per share	—	—	(4,678)	—	(4,678)
Restricted stock and restricted stock units vesting	1	(1)			—
Compensation expense - restricted stock and restricted stock units	—	1,090	—	—	1,090
Distributions to non-controlling interests	—	—	—	(60)	(60)
Shares issues through DRIP	1	946	—	—	947
Shares repurchased	(1)	(929)	—	—	(930)
Net (loss) income	—	—	(2,345)	36	(2,309)
Balances, June 30, 2024	$177	$268,382	$(53,821)	$(64)	$214,674

Distributions - common stock - $0.25 per share	—	—	(4,690)	—	(4,690)
Compensation expense - restricted stock and restricted stock units	—	1,189	—	—	1,189
Distributions to non-controlling interests	—	—	—	(75)	(75)
Shares issues through DRIP	1	950	—	—	951
Shares repurchased	—	(115)	—	—	(115)
Net (loss) income	—	—	(2,205)	38	(2,167)
Balances, September 30, 2024	$178	$270,406	$(60,716)	$(101)	$209,767

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Shares of Common Stock	Additional Paid-In Capital	(Accumulated Deficit)	Non- Controlling Interest	Total
Balances, December 31, 2022	$180	$273,863	$(23,955)	$(18)	$250,070
Distributions - common stock - $0.25 per share	—	—	(4,847)	—	(4,847)
Restricted stock and restricted stock units vesting	2	(2)	—	—	—
Compensation expense - restricted stock and restricted stock units	—	1,410	—	—	1,410
Shares issued through DRIP	—	763	—	—	763
Net (loss) income	—	—	(4,098)	36	(4,062)
Balances, March 31, 2023	$182	$276,034	$(32,900)	$18	$243,334

Distributions - common stock - $0.25 per share	—	—	(4,816)	—	(4,816)
Compensation expense - restricted stock and restricted stock units	—	1,193	—	—	1,193
Distributions to non-controlling interests	—	—	—	(37)	(37)
Shares issued through DRIP	—	670	—	—	670
Shares repurchased	(3)	(5,833)	—	—	(5,836)
Net income	—	—	11,202	36	11,238
Balances, June 30, 2023	$179	$272,064	$(26,514)	$17	$245,746

Distributions - common stock - $0.25 per share	—	—	(4,654)	—	(4,654)
Compensation expense - restricted stock and restricted stock units	—	1,473	—	—	1,473
Distributions to non-controlling interests	—	—	—	(42)	(42)
Shares issued through DRIP	—	684	—	—	684
Shares repurchased	(2)	(4,948)	—	—	(4,950)
Net (loss) income	—	—	(1,494)	34	(1,460)
Balances, September 30, 2023	$177	$269,273	$(32,662)	$9	$236,797

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(7,612)	$5,716
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	19,400	22,095
Amortization of deferred financing costs	866	799
Amortization of debt fair value adjustment	421	463
Amortization of restricted stock and restricted stock units	3,621	4,076
Equity in earnings of unconsolidated joint ventures	(986)	(1,705)
Equity in earnings from sale of unconsolidated joint venture properties	—	(14,744)
Gain on sale of real estate	—	(604)
Gain on insurance recovery	—	(240)
Increases and decreases from changes in other assets and liabilities:
Increase in other assets	(809)	(1,762)
Increase in accounts payable and accrued liabilities	1,661	1,575
Net cash provided by operating activities	16,562	15,669

Cash flows from investing activities:
Improvements to real estate properties	(4,943)	(7,406)
Proceeds from the sale of real estate	—	711
Distributions from unconsolidated joint ventures	3,821	24,646
Contributions to unconsolidated joint ventures	(166)	(122)
Proceeds from insurance recoveries	—	240
Net cash (used in) provided by investing activities	(1,288)	18,069

Cash flows from financing activities:
Proceeds from mortgages payable	27,375	21,173
Mortgage principal payments	(2,831)	(2,435)
Repayment of credit facility	—	(19,000)
Increase in deferred financing costs	(1,216)	(683)
Dividends paid	(13,949)	(14,251)
Distributions to non-controlling interests	(195)	(79)
Proceeds from issuance of DRIP shares	2,829	2,117
Repurchase of shares of common stock	(3,312)	(10,786)
Net cash provided by ( used in) financing activities	8,701	(23,944)

Net increase in cash, cash equivalents, restricted cash and escrows:	$23,975	$9,794
Cash, cash equivalents, restricted cash and escrows at beginning of period	31,775	27,721
Cash, cash equivalents, restricted cash and escrows at end of period	$55,750	$37,515

Supplemental disclosure of cash flow information:
Cash paid during the period for interest expense	$15,434	$15,310
Cash paid for income taxes and excise taxes	$58	$710

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

	September 30,
	2024	2023
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$45,801	$28,117
Restricted cash	—	769
Escrows (Other assets)	9,949	8,629
Total cash, cash equivalents, restricted cash and escrows shown in consolidated statement of cash flows	$55,750	$37,515

BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2024

Note 1 – Organization and Background

BRT Apartments Corp. (the "Company" or "BRT"), a Maryland corporation, owns, operates and, to a lesser extent, holds interests in joint ventures that own multi-family properties. The Company conducts its operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes.
These multi-family properties may be wholly owned by the Company (including its consolidated subsidiaries) or by unconsolidated joint ventures in which the Company generally contributed a significant portion of the equity. At September 30, 2024, the Company: (i) wholly-owns 21 multi-family properties located in 11 states with an aggregate of 5,420 units and a carrying value of $619,525,000; (ii) has interests, through unconsolidated entities, in eight multi-family properties located in four states with an aggregate of 2,527 units with a carrying value of $31,573,000; and (iii) owns other assets, through consolidated and unconsolidated subsidiaries, with a carrying value of $1,854,000. The 29 multi-family properties are located in 11 states; most of these properties are located in the Southeast United States and Texas.

Note 2 – Basis of Preparation

The accompanying interim unaudited consolidated financial statements, reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for such interim periods. The results of operations for the three and nine months ended September 30, 2024 and 2023, are not necessarily indicative of the results for the full year. The consolidated audited balance sheet as of December 31, 2023, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States ("GAAP"). Accordingly, these unaudited statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023 (the "Annual Report") filed with the Securities and Exchange Commission ("SEC").
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

The Company’s Chief Operating Decision Makers (“CODMs”) are its Chief Executive Officer and Chief Operating Officer. As the Company operates in one reportable segment, the CODMs are provided financial reports which include (i) a consolidated income statement (detailing total revenues, total operating expenses, operating income and net income) and (iii) Funds from Operations (“FFO”) and Adjusted Funds from Operations (“AFFO”). These financial reports assist the CODMs in assessing the Company’s financial performance and in allocating resources appropriately.

Reclassifications

Immaterial Error Correction
During the preparation of financial statements for the current period, it was determined that in the prior year period, the Company was not correctly including the escrow accounts classified within other assets within cash flows from operating activities on the Consolidated Statements of Cash Flows. As a result, the Company made an immaterial error correction to the prior year period to reclassify the escrows within Cash and Restricted Cash on the Statement of Cash Flows resulting in a increase in net cash from operating activities of $2,061,000.

Note 3 - Equity

Equity Distribution Agreements

The Company has equity distribution agreements with three sales agents to sell up to $40,000,000 of its common stock from time-to-time in an at-the-market offering. During the three and nine months ended September 30, 2024 and 2023, the Company did not sell any shares.
Common Stock Dividend Distribution
The Company declared a quarterly cash distribution of $0.25 per share, payable on October 2, 2024 to stockholders of record on September 24, 2024.

Dividend Reinvestment Plan

The Dividend Reinvestment Plan (the “DRP”), among other things, provides stockholders with the opportunity to reinvest all or a portion of their cash dividends paid on the Company’s common stock in additional shares of its common stock, at a discount, determined in the Company’s sole discretion, of up to 5% from the market price for the common stock (as such price is calculated pursuant to the DRP). The discount from the market price is currently 3%. During the three and nine months ended September 30, 2024, 56,879 and 165,731 shares were issued in lieu of cash dividends of $951,000 and $2,829,000 respectively. During the three and nine months ended September 30, 2023, 35,470 and 111,322 shares were issued in lieu of cash dividends of $684,000 and $2,117,000, respectively.
Stock Based Compensation

In June 2024, the Company's stockholders approved the 2024 Incentive Plan (the "2024 Plan"). This plan permits the Company to grant: (i) stock options, restricted stock, restricted stock units, performance shares awards and any one or more of the foregoing, for up to a maximum of 1,000,000 shares; and (ii) cash settled dividend equivalent rights in tandem with the grant of restricted stock units and certain performance based awards. As of September 30, 2024, 784,675 shares are available for issuance pursuant to awards under the 2024 Plan. Awards to acquire 1,602,722 shares of common stock are outstanding under the 2024 Plan, the 2022 Amended and Restated Incentive Plan (the "2022 Plan"), the 2020 Amended and Restated Incentive Plan (the "2020 Plan"), and the 2018 Amended and Restated Incentive Plan (the "2018 Plan; and together with the 2020 Plan and the 2022 Plan, the "Prior Plans"). No further awards may be granted pursuant to the Prior Plans.

Restricted Stock Units
In July 2024, the Company issued restricted stock units (the "RSUs") to acquire up to 215,325 shares of common stock pursuant to the 2024 Plan. As of September 30, 2024, an aggregate of 640,493 of unvested restricted stock units are outstanding pursuant to the 2024 Plan and the Prior Plans. Generally, the RSUs entitle the recipients, subject to continued service through the three-year vesting period to receive (i) the underlying shares if and to the extent certain performance and/or market conditions are satisfied at the vesting date, and (ii) an amount equal to the cash dividends that would have been paid during the three-year performance period with respect to the shares of common stock underlying the RSUs if, when, and to the extent, the related RSUs vest. The shares underlying the RSUs are not participating securities but are contingently issuable shares.

Expense is recognized on the RSUs which the Company expects to vest over the applicable vesting period. For the three months ended September 30, 2024 and 2023, the Company recorded $303,000 and $651,000, respectively, and for the nine months ended September 30, 2024 and 2023, the Company recorded $1,006,000 and $1,534,000, respectively of compensation expense related to the amortization of unearned compensation with respect to the RSUs. At September 30, 2024 and December 31, 2023, $2,125,000 and $1,999,000 of compensation expense, respectively, has been deferred and will be charged to expense over the remaining vesting periods.
Restricted Stock

As of September 30, 2024, an aggregate of 962,229 shares of unvested restricted stock are outstanding. The shares of restricted stock vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For financial statement purposes, the restricted stock is not included in the outstanding shares shown on the consolidated balance sheets until they vest, but is included in the earnings per share computation.
For the three months ended September 30, 2024 and 2023, the Company recorded $886,000 and $822,000, respectively and for the nine months ended September 30, 2024 and 2023, the Company recorded $2,615,000 and $2,542,000, respectively, of compensation expense related to the amortization of unearned compensation with respect to the restricted stock awards. At September 30, 2024 and December 31, 2023, $7,958,000 and $7,484,000, respectively has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods of these restricted stock awards. The weighted average remaining vesting period of these restricted stock awards is 2.2 years.
Share Repurchase
Pursuant to the Company’s repurchase program, as amended from time to time, the Company is authorized to repurchase shares of its common stock through open-market transactions, privately negotiated transactions, or otherwise.
During the three months ended September 30, 2024, the Company repurchased 6,563 shares of common stock at an average price per share of $17.55 for an aggregate cost of $115,000. During the nine months ended September 30, 2024, the Company repurchased 183,243 shares of common stock at an average price of $18.08 for an aggregate cost of $3,312,000. As of September 30, 2024, the Company is authorized to repurchase up to $6,271,000 of shares through December 31, 2025.
During the three months ended September 30, 2023 the Company repurchased 264,165 shares of common stock at an average price per share of $18.74 for an aggregate cost of $4,950,000. During the nine months ended September 30, 2023, the Company repurchased 573,318 shares of common stock at an average price per share of $18.81 for an aggregate cost of $10,786,000.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator for basic and diluted earnings per share:
Net (loss) income	$(2,167)	$(1,460)	$(7,612)	$5,716
Deduct net income attributable to non-controlling interests	(38)	(34)	(109)	(106)
Deduct loss (income) allocated to unvested restricted stock	113	73	398	(268)
Net (loss) income available for common stockholders: basic and diluted	$(2,092)	$(1,421)	$(7,323)	$5,342

Denominator for basic earnings per share:
Weighted average number of common shares outstanding	17,796,206	17,851,715	17,720,024	18,022,975
Effect of dilutive securities:
RSUs	—	—	—	22,792
Denominator for diluted earnings per share:
Weighted average number of shares	17,796,206	17,851,715	17,720,024	18,045,767

(Loss) earnings per common share, basic	$(0.12)	$(0.08)	$(0.41)	$0.30
(Loss) earnings per common share, diluted	$(0.12)	$(0.08)	$(0.41)	$0.27

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

Lessee Accounting

The Company is a lessee under a ground lease in Yonkers, NY which is classified as an operating lease. The ground lease expires on June 30, 2045. There are no renewal options. As of September 30, 2024, the remaining lease term is 20.8 years.

The Company is a lessee under a corporate office lease in Great Neck, New York, which is classified as an operating lease. The lease expires on December 31, 2031 and provides a five-year renewal option. As of September 30, 2024, the remaining lease term, including renewal options deemed exercised, is 12.3 years.

As of September 30, 2024, the Company's Right of Use ("ROU") assets and lease liabilities were $2,047,000 and $2,205,000, respectively. As of December 31, 2023, the Company's ROU assets and lease liabilities were $2,183,000 and $2,318,000, respectively.

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

Note 5 ‑ Real Estate Properties

Real estate properties, consists of the following (dollars in thousands):

	September 30, 2024	December 31, 2023
Land	$74,246	$74,246
Building	616,979	616,979
Building improvements	30,053	25,110
Real estate properties	721,278	716,335
Accumulated depreciation	(99,899)	(80,499)
Total real estate properties, net	$621,379	$635,836

A summary of real estate properties owned is as follows (dollars in thousands):

	December 31, 2023 Balance	Improvements	Depreciation	September 30, 2024 Balance
Multi-family	$634,045	$4,797	$(19,317)	$619,525
Retail shopping center and other	1,791	146	(83)	1,854
Total real estate properties	$635,836	$4,943	$(19,400)	$621,379

On October 10, 2024, the Company sold a cooperative apartment unit in New York, NY for a sale price of $1,050,000 and will recognize a gain of approximately $806,000 in the quarter ending December 31, 2024.

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

Note 7 – Investment in Unconsolidated Ventures

At September 30, 2024 and December 31, 2023, the Company held interests in unconsolidated joint ventures that own eight multi-family properties (the "Unconsolidated Properties"), one which was in development at December 31, 2023. The condensed balance sheets below present information regarding such properties (dollars in thousands):

	September 30, 2024	December 31, 2023
ASSETS
Real estate properties, net of accumulated depreciation of $78,684 and $69,970	$320,839	$275,874
Cash and cash equivalents	6,104	6,447
Other assets (1)	8,951	54,715
Total Assets	$335,894	$337,036

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $912 and $1,135	$251,982	$246,966
Accounts payable and accrued liabilities	9,046	8,751
Total Liabilities	261,028	255,717
Commitments and contingencies
Equity:
Total unconsolidated joint venture equity	74,866	81,319
Total Liabilities and Equity	$335,894	$337,036

BRT's interest in joint venture equity	$31,573	$34,242
_______________________________________________________
(1) Includes $46,508 of work -in-process related to the Stono Oaks development at December 31, 2023.

.
At the indicated dates, real estate properties of the unconsolidated joint ventures consist of the following (dollars in thousands):

	September 30, 2024	December 31, 2023
Land	$46,331	$46,331
Building	344,546	291,473
Building improvements	8,646	8,040
Real estate properties	399,523	345,844
Accumulated depreciation	(78,684)	(69,970)
Total real estate properties, net	$320,839	$275,874

At September 30, 2024 and December 31, 2023, the weighted average interest rate on the mortgages payable is 4.41% and 4.32%, respectively, and the weighted average remaining term to maturity is 4.1 years and 5.0 years, respectively.

The condensed income statements below present information regarding the Unconsolidated Properties (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Rental and other revenue	$11,611	$10,636	$33,529	$34,244
Total revenues	11,611	10,636	33,529	34,244

Expenses:
Real estate operating expenses	5,578	5,023	16,462	15,835
Interest expense	2,898	2,212	8,508	7,057
Depreciation	2,916	2,568	8,714	7,833
Total expenses	11,392	9,803	33,684	30,725
Total revenues less total expenses	219	833	(155)	3,519
Other equity earnings	5	3	26	119
Gain on insurance recoveries	—	—	—	65
Gain on sale of real estate	—	—	—	38,418
Loss on extinguishment of debt	—	—	—	(561)
Net income (loss)	$224	$836	$(129)	$41,560

BRT's equity in earnings and equity in earnings from sale of unconsolidated joint venture properties	$369	$426	$986	$16,449

Subsequent to the quarter ended September 30, 2024 the Company provided an aggregate of $18,300,000 to joint ventures that purchased a 204-unit multi-family property in Wilmington, North Carolina and a 184-unit multi-family property in Kennesaw, Georgia - generally the transaction documents provide for (1) an annual return to the of approximately 13.0% (of which 6.0% to 6.5% is payable monthly (to the extent of available cash-flow, with the balance of 6.5% to 7.0% also to be paid monthly from any remaining cash flow after sponsor's receipt of a specified return) and (2) the total amount provided, including all accrued return , in any event to be payable to the company from 2029 to 2031.

Note 8 – Debt Obligations

Debt obligations consist of the following (dollars in thousands):

	September 30, 2024	December 31, 2023
Mortgages payable	$451,401	$426,436
Junior subordinated notes	37,400	37,400
Credit facility	—	—
Deferred financing costs (1)	(4,496)	(4,266)
Total debt obligations, net of deferred costs	$484,305	$459,570
__________________________________________
(1) Excludes $409 and $289 of deferred financing costs related to the credit facility which are reflected in other assets at September 30, 2024 and December 31, 2023 respectively.

Mortgages Payable

On August 22, 2024, we obtained a $27,375,000 mortgage on our Woodland Trails - LA Grange, GA property. The debt bears a fixed rate of interest of 5.22%, is interest only until maturity and matures in September 2031.

At September 30, 2024, the weighted average interest rate on the Company's mortgage payables was 4.09% and the weighted average remaining term to maturity is 6.3 years. For the three months ended September 30, 2024 and 2023, interest expense, which includes amortization of deferred financing costs, was $4,886,000 and $4,774,000, respectively. For the nine months ended September 30, 2024 and 2023, interest expense, which includes amortization of deferred financing costs, was $14,271,000 and $14,063,000, respectively.

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

The interest rate on the credit facility, which adjusts monthly and is subject to a floor of 6.0%, equals one-month term SOFR plus 250 basis points. The interest rate in effect as of September 30, 2024 is 7.70%. There is an unused facility fee of 0.25% per annum on the total amount committed by VNB and unused by the Company. At September 30, 2024, the Company is in compliance in all material respects with its obligations under the facility.

At September 30, 2024 and December 31, 2023, there was no outstanding balance on the facility and at each such date, the full amount was available to be borrowed. Interest expense for the three months ended September 30, 2024 and 2023, which includes amortization of deferred financing costs and unused fees was $134,000 and $91,000, respectively. Interest expense for the nine months ended September 30, 2024 and 2023, which includes amortization of deferred financing costs and unused fees was $318,000 and $482,000, respectively. The remaining deferred financing costs of $409,000 and $289,000, are recorded as Other Assets on the Consolidated balance sheets at September 30, 2024 and December 31, 2023, respectively.

Junior Subordinated Notes

At September 30, 2024 and December 31, 2023, the outstanding principal balance of the Company's junior subordinated notes was $37,400,000, before deferred financing costs of $242,000 and $257,000, respectively. The interest rate on outstanding balance resets quarterly and is equal to three month term SOFR + 2.26%. The interest rate in effect at September 30, 2024 and 2023 was 7.52% and 7.63%, respectively.

The junior subordinated notes require interest only payments through the maturity date of April 30, 2036, at which time repayment of the outstanding principal and unpaid interest become due. Interest expense for the three months ended September 30, 2024 and 2023, which includes amortization of deferred financing costs, was $725,000 and $716,000, respectively. Interest expense for the nine months ended September 30, 2024 and 2023, which includes amortization of deferred financing costs, was $2,179,000 and $2,032,000, respectively.

Note 9 – Related Party Transactions

The Company has retained certain of its part-time executive officers and Fredric H. Gould, a director, among other things, to participate in the Company's multi-family property analysis and approval process (which includes service on an investment committee), provide investment advice, and provide long-term planning and consulting with executives and employees with respect to other business matters, as required. The aggregate fees incurred for these services in each of the three months ended September 30, 2024 and 2023 were $404,000 and $385,000, respectively and $1,214,000 and $1,155,000 for the nine months ended September 30, 2024 and 2023, respectively.

Management of certain properties owned by the Company and certain joint venture properties is provided by Majestic Property Management Corp. ("Majestic Property"), a company wholly owned by Fredric H. Gould. Certain of the Company's officers and management directors are also officers and directors of Majestic Property. Majestic Property may also provide real estate brokerage and construction supervision services to these properties. These fees amounted to $9,000 and $17,000 for the three months ended September 30, 2024 and 2023 and $26,000 and $33,000 for the nine months ended September 30, 2024 and 2023, respectively.

Pursuant to a shared services agreement between the Company and several affiliated entities, including Gould Investors
L.P. ("Gould Investors"), the owner and operator of a diversified portfolio of real estate and other assets, and One Liberty Properties, Inc., a NYSE listed equity REIT, (i) the services of the part- time personnel that perform certain executive, administrative, legal, accounting and clerical functions and (ii) certain facilities and other resources, are provided to the Company by other entities. The allocation of expenses for the facilities, personnel and other resources shared by, among others, the Company and Gould Investors, is determined in accordance with such agreement and is included in general and administrative expense on the consolidated statements of operations. During the three months ended September 30, 2024 and 2023, allocated general and administrative expenses reimbursed by the Company to Gould Investors pursuant to the shared services agreement aggregated $208,000 and $141,000, respectively and $569,000 and $478,000 for the nine months ended September 30, 2024 and 2023, respectively. Jeffrey A. Gould and Matthew J. Gould, executive officers and directors of the Company, are executive officers of Georgetown Partners, LLC, the managing general partner of Gould Investors.

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

Junior subordinated notes: At September 30, 2024 and December 31, 2023, the estimated fair value of the notes is lower than their carrying value by approximately $3,504,000 and $3,613,000, respectively, based on a market interest rate of 8.56% and 8.60%, respectively. The Company values its junior subordinated notes using a discounted cash flow analysis on the expected cash flows of each instrument.

Mortgages payable: At September 30, 2024, the estimated fair value of the Company’s mortgages payable is lower than their carrying value by approximately $25,498,000, assuming market interest rates between 4.57% and 5.94%. At December 31, 2023, the estimated fair value of the Company's mortgages payable was lower than their carrying value by approximately $34,195,000, assuming market interest rates between 4.88% and 6.23%. Market interest rates were determined using rates which the Company believes reflects institutional lender yield requirements at the balance sheet dates. The Company values its mortgages payable using a discounted cash flow analysis on the expected cash flows of each instrument.

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

Note 12 – New Accounting Pronouncement

On January 1, 2024, the Company adopted the FASB ASU No. 2023-07, Segment Reporting – Improvements to Reportable Segments Disclosures, as amended, which enhances disclosures of significant segment expenses regularly provided to the chief operating decision maker. This adoption did not have any impact on its consolidated financial statements.

Substantially all of the Company’s real estate assets, at acquisition, are comprised of real estate owned that is leased to tenants on a long-term basis. Therefore, the Company aggregates real estate assets for reporting purposes and operates in one reportable segment.

The Company’s Chief Operating Decision Makers (“CODMs”) are its Chief Executive Officer and Chief Operating Officer. As the Company operates in one reportable segment, the CODMs are provided financial reports which include (i) a consolidated income statement (detailing total revenues, total operating expenses, operating income and net income) and (ii) Funds from Operations (“FFO”) and Adjusted Funds from Operations (“AFFO”). These financial reports assist the CODMs in assessing the Company’s financial performance and in allocating resources appropriately.

Note 13 – Subsequent Events

Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of September 30, 2024, that warrant additional disclosure, have been included in the notes to the consolidated financial statements.

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

Overview
We are an internally managed real estate investment trust, also known as a REIT, that owns, operates and, to a lesser extent, holds interests in joint ventures that own and operate multi-family properties. At September 30, 2024, we: (i) wholly-own 21 multi-family properties with an aggregate of 5,420 units and a carrying value of $619.5 million; (ii) have ownership interests, through unconsolidated entities, in eight multi-family properties with 2,527 units and a carrying value of $31.6 million; and (iii) own other assets, through consolidated and unconsolidated subsidiaries, with a carrying value of $1.9 million. The 29 multi-family properties are located in 11 states; most of these properties are located in the Southeast United States and Texas. See "-Recent Transactions".

Table of Content
Challenges and Uncertainties as a Result of the Uncertain Economic Environment; Pursuit of Joint Venture Acquisition and Alternative Investment Opportunities

As more fully described (i) in our Annual Report, and in particular, the sections thereof entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and (ii) below, we face challenges (e.g., inflation, volatile interest rates and rental rates decreases) due to the uncertain economic environment, which may limit our ability or willingness (i) to acquire properties, (ii) grow rental income or (iii) control our real estate operating expenses, some of which, such as real estate tax and insurance expense, we have a very limited ability to control. In addition, several properties, (in particular, Bells Bluff and Avondale Station), face increasing competition due to additional supply in such markets which have and may continue to adversely impact rental rates and occupancy rates.

In light of the challenging acquisition environment and the limited funds available to us to acquire properties, we are pursuing (i) alternative investments in the multi-family property arena, including preferred equity investments (e.g., an investment entitling us to a fixed rate of return prior to distributions to more junior investors) or bridge loans (e.g., a loan secured by a first mortgage on the subject property) and/or (ii) the acquisition of multi-family properties through joint ventures. We do not anticipate that in the near term, these type of investments (other than joint ventures already included in our portfolio), will constitute a significant part of our portfolio, and can provide no assurance that such investments will be profitable for us. See "-Recent Transactions".

Credit facility

On July 9, 2024, we and an affiliate of Valley National Bank ("VNB"), amended our credit facility to, among other things, reduce the borrowing capacity from $60 million to $40 million, extend the facility's maturity from September 2025 to September 2027 and revise certain financial and other covenants. In connection with this amendment we paid the lender aggregate fees of $323,000.

Mortgage Financing

On August 22, 2024, we obtained a $27.4 million mortgage on our Woodland Trails - LA Grange, GA property (the"Woodland Financing"). The debt matures in September 2031, bears a fixed rate of interest of 5.22% and is interest only until maturity. As a result of the Woodland Financing, we will incur additional interest expense of approximately $1.5 million per year. Subsequent to September 30, 2024, we used approximately $18.3 million of the proceeds from the Woodland Financing to complete a transaction described under "-Recent Transaction" and anticipate using the balance of such proceeds for future transactions and general corporate purposes (which may include repurchases of our common stock).

Bells Bluff-West Nashville, Tennessee

This property (“Bells Bluff”) has experienced, and continues to experience, competitive pressure due to the completion of construction of similar or higher-quality multi-family properties in Nashville. To maintain occupancy levels, we have offered, and anticipate that we will continue to offer, short-term rent concessions and/or reduced rental rates. As a result, Bells Bluff's operating results have been adversely impacted. Although the rent concessions we are currently offering are less significant than those offered during the quarter ended June 30, 2024, we continue to offer such concessions and reduced rental rates. We believe that due, among other things, to its vibrant economy, that over-time, the Nashville market will absorb the excess rental capacity, although we can provide no assurance in this regard.

Recent Transactions
Subsequent to the quarter ended September 30, 2024 we :
•sold a cooperative apartment unit in New York, NY for a sale price of approximately $1.1 million and we anticipate that we will recognize a gain of approximately $806,000 in the quarter ending December 31, 2024;

•provided an aggregate of $18.3 million to joint ventures that purchased a 204-unit multi-family property in Wilmington, North Carolina and a 184-unit multi family property in Kennesaw, Georgia - generally the transaction documents provide for (1) an annual return to us of 13.0% compounded monthly (of which 6.0% to 6.5% is payable monthly to the extent of available cash-flow and with the balance of 6.5% to 7.0% also to be paid monthly from any remaining cash flow after sponsor's receipt of a specified return) and (2) the total amount provided, including all accrued return, in any event to be payable to us from 2029 to 2031.

Results of Operations

Three months ended September 30, 2024 compared to three months ended September 30, 2023.
As used herein, the term "same store properties" refers to operating properties that were wholly owned for the entirety of the periods presented. For the three months ended September 30, 2024 and 2023, all of the properties in our consolidated portfolio are same store properties.

Revenues

The following table compares our revenues for the periods indicated:

	Three Months Ended September 30,
(Dollars in thousands):	2024	2023	Increase (Decrease)	% Change
Rental and other revenue from real estate properties	$24,177	$23,510	$667	2.8%
Interest and other income	219	342	(123)	(36.0)%
Total revenues	$24,396	$23,852	$544	2.3%

Rental and other revenue from real estate properties
The change was primarily due to:

•$539,000 in the net deferral of rent concessions, primarily at Bells Bluff; and
•$159,000 net increase in rental rates across several properties in the portfolio.

Interest and other income

Interest and other income decreased primarily due to the receipt, in the corresponding period of 2023, of the Employee Retention Tax Credit, and reduced interest income on invested balances.

Expenses

The following table compares our expenses for the periods indicated:

	Three Months Ended September 30,
(Dollars in thousands)	2024	2023	Increase (Decrease)	% Change
Real estate operating expenses	$11,187	$10,583	$604	5.7%
Interest expense	5,745	5,581	164	2.9%
General and administrative	3,811	4,017	(206)	(5.1)%
Depreciation and amortization	6,499	6,544	(45)	(0.7)%
Total expenses	$27,242	$26,725	$517	1.9%

Real estate operating expense.

The change is due primarily to increases of (i) $216,000 due to increased real estate tax accruals (including a $121,000 increase at Newbridge Commons - Columbus, OH) - we anticipate that through the balance of 2024, these accruals will be similarly higher than such accruals in 2023, (ii) $155,000 in insurance premiums at two properties which were not covered by our master insurance policy, (iii) $145,000 primarily to replace and upgrade HVAC units at Crestmont at Thornblade - Greenville, SC and Kilburn Crossings - Fredricksburg, VA, and (iv) $123,000 in utility expenses across several of our properties.

Interest expense

Interest expense increased primarily due to the Woodland Financing.

Table of Content
General and administrative

The change is due primarily to a $347,000 reduction in amortization associated with restricted stock units ("RSUs") that vest upon the achievement of specified levels of adjusted funds from operations - we do not currently anticipate achieving the minimum performance level that would result in the vesting of such RSUs.

Insurance recovery of casualty loss

During the quarter ended September 30, 2023, we received $261,000 in insurance proceeds as reimbursement for expenses incurred related to a winter storm in December 2022. There was no similar recovery in the corresponding period in 2024.

Gain on sale of real estate

During the quarter ended September 2023, we sold a cooperative apartment in New York for a sales price of $785,000 and recognized a gain of $604,000 on the sale. There was no similar gain in the corresponding period in 2024.

Income tax (benefit) provision

Income tax (benefit) provision for the three months ended ended September 30, 2024, decreased $188,000 from the three months ended September 30, 2023 due to our recognition, in the current three months, of a $374,000 franchise tax refund from a property due to a change in Tennessee law. The three months ended September 30, 2023 includes a $169,000 reversal of an over-accrual of tax expense.

Table of Content
Results of Operations

Nine Months Ended September 30, 2024 compared to nine months ended September 30, 2023.
As used herein, the term "same store properties" refers to operating properties that were wholly owned for the entirety of the periods presented. For the nine months ended September 30, 2024 and 2023, all of our properties in our consolidated portfolio are same store properties.

Revenues

The following table compares our revenues for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands):	2024	2023	Increase (Decrease)	% Change
Rental and other revenue from real estate properties	$71,253	$69,704	$1,549	2.2%
Other income	408	405	3	0.7%
Total revenues	$71,661	$70,109	$1,552	2.2%

Rental and other revenue from real estate properties

The change was due to :

•a $952,000 net increase in the deferrals of rent concessions, primarily at Bells Bluff and,
•a $780,000 increase in rental rates at a majority of the properties in the portfolio.

The increase was offset by a $268,000 decrease due to a decline in average occupancy at several properties.

Expenses

The following table compares our expenses for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	Increase (Decrease)	% Change
Real estate operating expenses	$32,612	$31,565	$1,047	3.3%
Interest expense	16,768	16,577	191	1.2%
General and administrative	11,776	11,920	(144)	(1.2)%
Depreciation and amortization	19,400	22,095	(2,695)	(12.2)%
Total expenses	$80,556	$82,157	$(1,601)	(1.9)%

Real estate operating expense

The change is due primarily to increases of (i) $533,000 in insurance premiums at two properties which are not covered by our master insurance policy; (ii) $502,000 in real estate tax accruals, primarily at Newbridge Commons; (iii) $194,000 primarily to replace HVAC units at Kilburn Crossing - Fredricksburg, VA; and (iv) $167,000 in utility expenses at several properties.

The increase was offset by $276,000 decrease in repairs and maintenance across several properties and the inclusion, in the corresponding 2023 period, of $116,000 of expense related to the December 2022 blizzard.

Interest expense

The change is due primarily to the additional $210,000 related to the Woodlands Financing and $147,000 due to the increase on the interest rate on our junior subordinated notes. The increase was offset by a $166,000 decrease in interest expense on our credit facility as no amounts have been outstanding in 2024.

Table of Content

General and administrative

The change is due primarily to a $527,000 decrease related to reduced amortization associated with RSUs that vest upon the achievement of specified levels of adjusted funds from operations as we do not currently anticipate achieving the minimum performance level that would result in the vesting of such RSUs. The decrease was offset by a $201,000 increase primarily due to higher cash compensation levels.

Depreciation and amortization
The change is due primarily to the decrease in depreciation related to lease intangibles from properties where we purchased our partners' interests in 2022.

Equity in earnings of unconsolidated joint ventures

Equity in earnings from unconsolidated joint ventures declined to $986,000 for the nine months ended September 30, 2024 from $1.7 million for the nine months ended September 30, 2023. The decline is due to:

•$534,000 representing our proportionate share of the net loss from Stono Oaks - Johns Island, SC ("Stono Oaks") which was in development through 2023, but which was placed in service in 2024 - as of September 30, 2024, it is approximately 57% leased. Accordingly, interest and certain other expenses (which prior to 2024 were capitalized) and depreciation, are now being expensed; and

•the inclusion, in the corresponding period in 2023, of $399,000 of income, representing our proportionate share of the net income, from Chatham Court and Reflections which was sold in May 2023 (the "Chatham Sale").

The decrease was offset primarily by the inclusion, in the corresponding period in 2023, of $212,000 early extinguishment of debt charge, which represented our proportionate share of such change, related to the Chatham Sale.

Equity in earnings from sale of unconsolidated joint venture properties

In the nine months ended September 30, 2023, we recognized a gain of $14.7 million from the Chatham Sale. There was no comparable gain in the corresponding period in 2024.

Gain on sale of real estate

In the nine months ended September 2023, we sold a cooperative apartment in New York for a sales price of $785,000 and recognized a gain of $604,000 on the sale. There was no similar gain in the corresponding period in 2024.

Insurance recovery of casualty loss

During the nine months ended September 30, 2023, we received $476,000 in insurance proceeds as reimbursement for expenses incurred related to a winter storm in December 2022.

Gain on insurance recoveries

During the nine months ended September 30, 2023, we received a $240,000 payment, representing the final payment made by the insurance carrier with respect to damage we sustained at The Woodland Apartments - Boerne, TX in 2021.

Income tax (benefit) provision

Income tax (benefit) provision in the nine months ended ended September 30, 2024, decreased $302,000 from the nine months ended September 30, 2023 due to our recognition, in the current nine month period, of a $534,000 franchise tax refund due to a change in Tennessee law and $169,000 is due primarily to the reversal of the over-accrual of taxes in the prior year.

Table of Content
Liquidity and Capital Resources

We require funds to pay operating expenses and debt service obligations, acquire and/or invest in properties (including alternative investments), make capital and other improvements, fund capital contributions, and pay dividends. Generally, our primary sources of capital and liquidity are the operations of our multi-family properties (including distributions from the operations of the unconsolidated multi-family properties), mortgage debt financings and re-financings, the issuance of shares of our common stock pursuant to our at-the-market distribution and dividend reinvestment programs, borrowings from our credit facility and our available cash. At November 6, 2024, our available liquidity was $67.5 million, including $27.5 million of cash and cash equivalents and $40 million available under our credit facility.

We anticipate that from October 1, 2024 through December 31, 2027, our operating expenses, $107.1 million of mortgage amortization and interest expense (including $40.5 million from unconsolidated joint ventures), $15.4 million, $130.3 million and $65.9 million of balloon payments with respect to mortgages maturing in 2025, 2026 and 2027, respectively (including $60.8 and $23.1 million maturing in 2026 and 2027, respectively, from unconsolidated joint ventures), interest expense on our junior subordinated notes, estimated cash dividend payments of at least $61.0 million (assuming (i) the current quarterly dividend rate of $0.25 per share and (ii) 18.8 million shares outstanding), will be funded from cash generated from operations (including distributions from unconsolidated joint ventures), Our operating cash flow and available cash is insufficient to fully fund the $145.7 million of balloon payments due through 2026, and if we are unable to refinance such debt on acceptable terms, we may need to issue additional equity or dispose of properties, in each case on potentially unfavorable terms.

Our ability to acquire or invest in additional multi-family property opportunities and implement value-add projects is limited by our available cash and our ability to (i) draw on our credit facility, (ii) obtain, on acceptable terms, mortgage debt from lenders, and (iii) raise capital from the sale of our common stock.

At September 30, 2024, we had mortgage debt of $705.2 million (including $252.8 million of mortgage debt at of our unconsolidated subsidiaries). The mortgage debt at our: (i) consolidated properties had a weighted average interest rate of 4.09% and a weighted average remaining term to maturity of approximately 6.3 years, and (ii) at our unconsolidated subsidiaries had a weighted average interest rate of 4.41% and a remaining term to maturity of approximately 4.1 years.
Junior Subordinated Notes
As of September 30, 2024, $37.4 million (excluding deferred costs of $242,000) in principal amount of our junior subordinated notes is outstanding. These notes mature in April 2036, contain limited covenants (including covenants prohibiting us from paying dividends or repurchasing capital stock if there is an event of default (as defined therein) on these notes), are redeemable at our option and bear an interest rate, which resets and is payable quarterly, at a rate of three-month term SOFR plus 250 basis points. At September 30, 2024 and 2023, the interest rate on these notes was 7.52% and 7.63%, respectively.
Credit Facility
Our credit facility with VNB New York, LLC, an affiliate of Valley National Bank (collectively, "VNB"), as amended in July 2024, allows us to borrow, subject to compliance with borrowing base requirements and other conditions, up to $40 million, (i) for the acquisition of, and investment in, multi-family properties, (ii) to repay mortgage debt secured by multi-family properties and (iii) for Operating Expenses (i.e., working capital (including dividend payments) and operating expenses); provided, that not more than $25 million may be used for Operating Expenses. The credit facility is secured by cash accounts maintained by us at VNB (and we are required to maintain substantially all of our bank accounts at VNB), and the pledge of our interests in the entities that own the unencumbered multi-family properties used in calculating the borrowing base. The credit facility bears an annual interest rate, which resets month4ly, equal to one-month term SOFR plus 250 basis points, with a floor of 6.00%. There is an annual fee of 0.25% on the total amount committed by VNB and unused by us. The credit facility matures in September 2027. Net proceeds received from the sale, financing or refinancing of our properties are generally required to be used to repay amounts outstanding on the facility. As of November 1, 2024, there was no outstanding balance on the credit facility and $40 million is available to be borrowed thereunder.
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
At September 30, 2024, we were in compliance in all material respects with the requirements of the facility.

Table of Content
Other Financing Sources and Arrangements

At September 30, 2024, we are joint venture partners in unconsolidated joint ventures which own eight multi-family properties and the distributions to us from these joint venture properties of $971,000 during the quarter ended September 30, 2024 contributed to our liquidity and cash flow. Further, we may be required to make significant capital contributions with respect to these properties. At September 30, 2024, our investments in these joint venture properties had a net-equity carrying value of $31.6 million. The underlying properties are subject to mortgage debt, which is not reflected on our consolidated balance sheet, of $252.8 million. Although BRT Apartments Corp. is not the obligor with respect to such mortgage debt, the loss of any of these properties due to mortgage foreclosure or similar proceedings would have a material adverse effect on our results of operations and financial condition. See note 7 to our consolidated financial statements.

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

On October 2, 2024, we paid a quarterly cash dividend of $0.25 per share to holders of record of our common stock as of the close of business on September 24, 2024.

We anticipate that the dividends declared in 2024 will be treated as a return of capital for Federal income tax purposes.

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

The tables below provides a reconciliation of net loss determined in accordance with GAAP to FFO and AFFO on a dollar and per share basis for each of the indicated periods (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
GAAP Net (loss) income attributable to common stockholders	$(2,205)	$(1,494)	$(7,721)	$5,610
Add: depreciation and amortization of properties	6,499	6,544	19,400	22,095
Add: our share of depreciation in unconsolidated joint venture properties	1,379	1,307	4,119	3,985
Deduct: our share of equity in earnings from sale of unconsolidated joint venture properties	—	—	—	(14,744)
Deduct: gain on sale of real estate	—	(604)	—	(604)
Adjustments for non-controlling interests	(4)	(4)	(12)	(12)
NAREIT Funds from operations attributable to common stockholders	5,669	5,749	15,786	16,330

Adjustments for: deferred rent concessions and straight line rent	(537)	24	(900)	68
Adjustments for: our share of straight-line rent and rent concession accruals from unconsolidated joint venture properties	(45)	—	(105)	—
Add: our share of loss on extinguishment of debt from unconsolidated joint venture properties	—	—	—	212
Add: amortization of restricted stock and RSU expense	1,189	1,473	3,621	4,076
Add: amortization of deferred mortgage and debt costs	324	272	866	799
Add: our share of deferred mortgage costs from unconsolidated joint venture properties	30	26	90	80
Add: amortization of fair value adjustment for mortgage debt	139	152	421	463
Less: gain on insurance recoveries	—	—	—	(240)
Less: our share of gain on insurance recoveries from unconsolidated joint venture properties	—	—	—	(30)
Adjustments for non-controlling interests	—	(4)	(8)	(11)
Adjusted funds from operations attributable to common stockholders	$6,769	$7,692	$19,771	$21,747

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
GAAP Net (loss) income attributable to common stockholders	$(0.12)	$(0.08)	$(0.41)	$0.28
Add: depreciation and amortization of properties	0.35	0.35	1.04	1.17
Add: our share of depreciation in unconsolidated joint venture properties	0.07	0.07	0.22	0.21
Deduct: our share of equity in earnings from sale of unconsolidated joint venture properties	—	—	—	(0.77)
Deduct: gain on sale of real estate	—	(0.03)	—	(0.03)
Adjustment for non-controlling interests	—	—	—	—
NAREIT Funds from operations per diluted common share	0.30	0.31	0.85	0.86

Adjustments for: deferred rent concessions and straight line rent	(0.03)	—	(0.05)	—
Adjustments for: our share of straight-line rent and rent concession accruals in unconsolidated joint venture properties	—	—	—	—
Add: our share of loss on extinguishment of debt from unconsolidated joint venture properties	—	—	—	0.01
Add: amortization of restricted stock and RSU expense	0.06	0.08	0.19	0.22
Add: amortization of deferred mortgage and debt costs	0.02	0.01	0.05	0.04
Add: our share of deferred mortgage and debt costs from unconsolidated joint venture properties	—	—	—	—
Add: amortization of fair value adjustment for mortgage debt	0.01	0.01	0.02	0.02
Less: gain on insurance recoveries	—	—	—	(0.01)
Less: our share of gain on insurance recoveries from unconsolidated joint venture properties	—	—	—	—
Adjustments for non-controlling interests	—	—	—	—
Adjusted funds from operations per diluted common share	$0.36	$0.41	$1.06	$1.14

Diluted shares outstanding for FFO and AFFO	18,758,435	18,804,874	18,679,558	19,016,032
Three Months Ended September 30, 2024 and 2023
FFO for the three months ended September 30, 2024 decreased from the corresponding quarter in the prior year primarily due to (i) an increase in real estate operating expenses, (ii) a decrease in insurance recovery of casualty loss and (iii) an increase in interest expense. This decrease was offset primarily due to (i) the increase in deferred rent concessions adjustments and (ii) a decrease in RSU expense.
AFFO for the three months ended September 30, 2024 decreased from the corresponding period in the prior year due to the factors contributing to the decrease in FFO other than the increase in deferred rent concession adjustments and the decrease in RSU expense.
See "-Results of Operations - Three Months Ended September 30, 2024 compared to three months ended September 30, 2023", for a discussion of these changes.

Nine Months Ended September 30, 2024 and 2023
FFO for the nine months ended September 30, 2024 decreased from the corresponding period in the prior year primarily due to (i) an increase in real estate operating expenses, (ii) a decline in rental revenue primarily due to the Chatham Sale, (iii) a decrease in insurance recovery of casualty loss and (iv) an increase in cash compensation expense. This decrease was offset primarily due to (i) an increase in deferred rent concessions and straight line rent adjustments,(ii) a decrease in RSU expense and (iii) a decrease in income tax expense.

AFFO for the nine months ended September 30, 2024 decreased from the corresponding period in the prior year due to the factors contributing to the decrease in FFO other than the increase in deferred rent concessions and straight line rent adjustments and the decrease in RSU expense.

Diluted per share FFO and AFFO were favorably impacted by a 336,000 net decrease in the nine months ended September 30, 2024 from the corresponding period in the prior year in the weighted average shares of common stock outstanding, primarily due to stock buybacks.
See "-Results of Operations - Nine Months Ended September 30, 2024 compared to nine months ended September 30, 2023", for a discussion of these changes.
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

We compute NOI, by adjusting net (loss) income to (a) add back (1) depreciation expense, (2) general and administrative expenses, (3) interest expense, (4) loss on extinguishment of debt, (5) equity in earnings (loss) from sale of unconsolidated joint venture properties, (6) provision for taxes, and (7) the impact of non-controlling interests, and (b) deduct (1) other income, (2) gain on sale of real estate, (3) insurance recovery of casualty loss, and (4) gain on insurance recoveries related to casualty loss. Other REIT’s may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REIT’s. We believe NOI provides an operating perspective not immediately apparent from GAAP operating income or net income (loss). NOI is one of the measures we use to evaluate our performance because it (i) measures the core operations of property performance by excluding corporate level expenses and other items unrelated to property operating performance and (ii) captures trends in rental housing and property operating expenses. However, NOI should only be used as an alternative measure of our financial performance.

The following table provides a reconciliation of net income attributable to common stockholders as computed in accordance with GAAP to NOI of our consolidated properties for the periods presented (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Variance	2024		2023	Variance
GAAP Net ( loss) income attributable to common stockholders	$(2,205)	$(1,494)	$(711)	$(7,721)		$5,610	$(13,331)
Less: Interest and other Income	(219)	(342)	123	(408)		(405)	(3)
Add: Interest expense	5,745	5,581	164	16,768		16,577	191
General and administrative	3,811	4,017	(206)	11,776		11,920	(144)
Depreciation and amortization	6,499	6,544	(45)	19,400		22,095	(2,695)
Provision for taxes	(310)	(122)	(188)	(297)		5	(302)
Less: Gain on sale of real estate	—	(604)	604	—		(604)	604
Equity in earnings from sale of unconsolidated joint venture properties	—	—	—	—		(14,744)	14,744
Insurance recovery	—	(261)	261	—	—	(476)	476
Less: Gain on insurance recoveries	—	—	—	—		(240)	240
Adjust for: Equity in (earnings) loss of unconsolidated joint venture properties	(369)	(426)	57	(986)		(1,705)	719
Add: Net income attributable to non-controlling interests	38	34	4	109		106	3
Net Operating Income	$12,990	$12,927	$63	$38,641		$38,139	$502
Less: Non-same store Net Operating Income	271	221	50	792		743	49
Same store Net Operating Income	$12,719	$12,706	$13	$37,849		$37,396	$453

For the three months ended September 30, 2024, NOI increased from the corresponding period in 2023 primarily due to a $667,000 increase in rental revenue, (including $539,000 of net deferred rent concessions), offset by a $604,000 increase in real estate operating expenses. See "-Results of Operations - Three Months Ended September 30, 2024 Compared to the Three Months ended June 30, 2023 " for a discussion of these changes.

For the nine months ended September 30, 2024, NOI increased from the corresponding period in 2023 primarily due to a $1.5 million increase in rental revenue(including $952,000 of net deferred rent concession), offset by a $1.0 million increase in real estate operating expenses. See "-Results of Operations - Nine Months Ended September 30, 2024 Compared to the Nine Months ended September 30, 2023 " for a discussion of these changes.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

All of our mortgage debt bears interest at fixed rates. Our junior subordinated notes bear interest at the rate of three month term SOFR plus 226 basis points. At September 30, 2024, the interest rate on these notes was 7.52%. Our credit facility bears interest at the rate of one month term SOFR plus 250 basis points. There was no balance outstanding on the credit facility at September 30, 2024. A 100 basis point increase in interest rates would increase our related interest expense by approximately $374,000 annually and a 100 basis point decrease in the rates would decrease our related interest expense by $374,000 annually.

Item 4. Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based upon that evaluation, these officers concluded that as of September 30, 2024 our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

The following table summarizes our purchases of common stock during the three months ended September 30, 2024:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 - July 31, 2024	—		—	$6,386,094
August 1 - August 31, 2024	6,563	$17.55	6,563	$6,270,910
September 1 - September 30, 2024	—		—	$6,270,910
Total	6,563		6,563

Item 5. Other Information

None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c ) or any "non-Rule 10b5-1 trading arrangement" in effect at any time during the three months ended September 30, 2024.

Ryan Baltimore, our Chief Operating Officer, has advised that he is seeking other employment and that he intends to terminate his relationship with the Company on or about December 31,2024. In connection therewith, it is anticipated that the Company will accelerate the vesting of approximately 37,000 of his shares subject to restricted stock awards.

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
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements. XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Date File (formatted as inline XBRL and contained in Exhibit 101)
_______________________________
* Management contract of compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRT APARTMENTS CORP.

November 7, 2024	/s/ Jeffrey A. Gould
Jeffrey A. Gould, President and
Chief Executive Officer

November 7, 2024	/s/ George Zweier
George Zweier, Vice President
and Chief Financial Officer
(principal financial officer)