Form 10-K
period 2024-12-31
BRT Apartments Corp.
filed 2025-03-12
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). .☐

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $203.5 million based on the last sale price of the common equity on June 30, 2024, which is the last business day of the registrant's most recently completed second quarter.
As of February 28, 2025, the registrant had 18,929,742 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the 2024 annual meeting of stockholders of the Registrant to be filed pursuant to Regulation 14A not later than April 30, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Form 10-K

Explanatory Note

Unless otherwise indicated or the context otherwise requires:

•all references “us”, “we”, “BRT” or the “Company” refer to BRT Apartments Corp. and its consolidated and unconsolidated subsidiaries;
• "acquisitions" include investments in unconsolidated joint ventures.
• our "significant subsidiaries" (as such term is by Rule 1-02(w) of Regulation S-X), include TRB Holdings LLC, TRB Bells Bluff LLC, which own Bells Bluff, a property located in West Nashville, TN and TRB Civic Center LLC, which owns Civic Center I and II, properties located in Southaven MS.
•the term "promote" refers to our joint venture partner's share of the income and/or cash flow from a multi-family property greater than that implied by their percentage of equity interest in such project.
•we refer to certain entities as “affiliated entities”, because such entities share with us certain executive personnel and ownership. Our “affiliated entities” include Gould Investors L.P. (“Gould Investors”), a master limited partnership involved primarily in the ownership and operation of a diversified portfolio of real estate assets; Georgetown Partners LLC (“Georgetown”), which is the managing general partner of Gould Investors and which is controlled by Jeffrey A. Gould, our President, Chief Executive Officer and a director, and Matthew J. Gould, our Senior Vice President and a director; One Liberty Properties, Inc. (“OLP”), a NYSE listed industrial focused REIT; and Majestic Property Management Corp. (“Majestic Property”), a property management company which compensates certain of our executive officers, and which is wholly owned by Fredric H. Gould, a director. The use of the term "affiliated entities" or similar terms does not constitute an acknowledgement that such person(s) or entities are affiliates (as such term is used in the Securities Act (as defined below) or Exchange Act (as defined below) of ours or one another.
•"same store properties" refer to properties that we owned and operated for the entirety of periods being compared, except for properties that are in lease-up. We move properties previously excluded from our same store portfolio (because they were in lease up) into the same store designation once they have stabilized (as described below) and such status has been reflected fully in all applicable periods of comparison. Newly constructed, lease-up, development and redevelopment properties are deemed stabilized upon the earlier to occur of the first full calendar quarter beginning (a) 12 months after the property is fully completed and put in service and (b) attainment of at least 90% physical occupancy; and the term "standard carve-outs" refers to recourse items to an otherwise non-recourse mortgage and are customary to mortgage financing. While carve-outs vary from lender to lender and transaction to transaction, the carve-outs may include, among other things, a voluntary bankruptcy filing, environmental liabilities, the sale, financing or encumbrance of the property in violation of loan documents, damage to property as a result of intentional misconduct or gross negligence, failure to pay valid taxes and other claims which could or in certain cases, would create a lien on a property and the conversion of security deposits, insurance proceeds or condemnation awards.
•references to unconsolidated joint ventures exclude ventures in which we have a preferred equity investment.
•rental rates do not reflect the impact of rent concessions.
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

The following factors, among others, could, and in certain cases would, cause our actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements:

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
•events giving rise to increases in our current expected credit loss reserve;
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
•our dependence on information systems, risks associated with breaches of such systems, and the impact on us by the use of artificial intelligence by our competitors and suppliers;
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

PART I
Item l.    Business.
General
We are an internally managed real estate investment trust, also known as a REIT, that owns, operates, and to a lesser extent, holds interests in joint ventures that own and operate multi-family properties. At December 31, 2024, we (i) wholly-own 21 multi-family properties with an aggregate of 5,420 units and a carrying value of $614.2 million; (ii) have ownership interests, through unconsolidated entities, in eight multi-family properties with an aggregate of 2,527 units for which the carrying value of our net equity investment therein is $31.3 million; (iii) have preferred equity investments in two multi-family properties with a carrying value of $17.7 million; and (iv) own other assets, through consolidated and unconsolidated subsidiaries, with a carrying value of $1.7 million. The 29 multi-family properties are located in 11 states; primarily in the Southeast United States and Texas.
Our website can be accessed at www.brtapartments.com, where copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the Securities and Exchange Commission, or SEC, can be obtained free of charge.

2024 and Recent Developments.

During 2024:

•We invested, in two separate and unrelated transactions, an aggregate of $18.3 million (with a carrying value of $17.7 million at December 31, 2024, after giving effect to deferred loan fees and allowance for credit loss), in joint ventures that purchased a 204-unit multi-family property in Wilmington, North Carolina and a 184-unit multi-family property in Kennesaw, Georgia. These investments are unsecured and are subordinate, including the payment of the returns thereon, to an aggregate of $51.3 million of mortgage debt on these properties. We estimate that in 2025, we will generate approximately $1.2 million of interest income on these investments. For financial statement reporting purposes, these investments are treated as loans and are included in "Loan receivables, net of deferred loan fees and allowance for credit loss"on our consolidated balance sheet at December 31, 2024. See "Item 1. Business -Preferred Equity Investments" and Notes 1 and 5 to our consolidated financial statements.

•We obtained a $27.4 million mortgage on our Woodland Trails-LaGrange, GA property (the "Woodlands Financing"). The debt matures in September 2031, bears a fixed rate of interest of 5.22%, and is interest only until maturity.
•We and an affiliate of Valley National Bank ("VNB") amended our credit facility to, among other things, reduce the borrowing capacity from $60 million to $40 million, extend the maturity from September 2025 to September 2027 and revise certain financial and other covenents. VNB required these changes as a condition to our obtaining the Woodlands Financing.
•We sold a cooperative apartment unit in New York, NY for a sales price of approximately $1.1 million and recognized a gain of $806,000.
•We repurchased 193,529 shares of our common stock for an aggregate purchase price of approximately $3.5 million (i.e., an average purchase price of $18.07 per share).
From January 1, 2025 through February 28, 2025, we purchased 65,018 shares of our common stock for an aggregate purchase price of approximately $1.1 million (i.e., average price of $17.49 per share). In March 2025, our board of directors increased the value of the shares that we can repurchase to up to $10 million and extended the repurchase program through December 31, 2026.

Our Multi-Family Properties
Generally, our multi-family properties are garden apartments and, to a lesser extent, mid-rise or town home style properties that provide residents with amenities, such as a clubhouse, swimming pool, laundry facilities and internet access. Residential leases are typically for a one-year term and may require security deposits equal to one month's rent. Substantially all of the units at these properties are leased at market rates. Set forth below is selected information regarding the multi-family properties in which we have an interest (other than the properties involving the preferred equity investments), as of December 31, 2024; the properties in which we have a less than 100% ownership interest are owned by unconsolidated joint ventures:

				Our Percentage Ownership (%) (1)	Average Monthly Rental Rate Per Occupied Unit ($)					Average Physical Occupancy (%)
Property Name and Location	Number of Units	Age	Acquisition Date		2024	2023	2022	2021	2020	2024	2023	2022	2021	2020
Silvana Oaks Apartments—N. Charleston, SC	208	14	10/4/2012	100	1,539	1,486	1,370	1,231	1,182	94.4	94.7	96.0	95.1	93.2
Avondale Station—Decatur, GA	212	70	11/19/2012	100	1,405	1,429	1,323	1,196	1,173	89.3	91.2	96.3	97.2	95.3
Brixworth at Bridge Street—Huntsville, AL	208	39	10/18/2013	100	1,061	1,079	950	879	828	95.1	93.9	94.3	96.1	97.6
Newbridge Commons—Columbus, OH	264	25	11/21/2013	100	1,157	1,104	1,031	947	929	95.2	96.5	97.3	97.5	95.2
Crossings of Bellevue—Nashville, TN	300	39	4/2/2014	100	1,453	1,459	1,328	1,186	1,186	95.4	95.0	96.7	97.1	96.3
Avalon Apartments—Pensacola, FL	276	16	12/22/2014	100	1,498	1,518	1,438	1,250	1,124	94.8	95.0	96.3	98.1	95.3
Parkway Grande—San Marcos, TX	192	10	9/10/2015	100	1,280	1,310	1,209	1,042	1,035	93.7	94.8	95.9	97.1	93.4
Woodland Trails—LaGrange, GA	236	14	11/18/2015	100	1,378	1,330	1,193	1,059	1,014	93.2	94.9	97.5	98.9	96.7
Grove at River Place — Macon, GA	240	36	2/1/2016	100	951	935	865	792	744	90.3	92.9	95.9	95.6	92.2
Civic Center I—Southaven, MS	392	22	2/29/2016	100	1,278	1,231	1,122	1,021	958	95.8	96.3	97.6	98.2	97.1
Civic Center II — Southaven, MS	384	19	9/1/2016	100	1,353	1,305	1,186	1,085	1,031	94.0	95.3	97.0	98.2	96.6
Verandas at Alamo Ranch—San Antonio, TX	288	9	9/19/2016	100	1,141	1,132	1,194	1,084	1,039	90.1	86.2	92.0	91.2	93.2
Kilburn Crossing — Fredericksburg, VA	220	19	11/4/2016	100	1,700	1,623	1,593	1,465	1,411	96.7	95.8	97.4	97.9	96.2
Bells Bluff — West Nashville, TN	402	5	6/2/2017	100	1,700	1,781	1,749	1,421	1,482	91.6	92.4	96.9	92.3	74.7
Vanguard Heights — Creve Coeur, MO	174	8	4/4/2017	100	1,684	1,711	1,598	1,583	1,604	94.9	94.9	94.2	93.6	95.9
Jackson Square — Tallahassee, FL	242	28	8/30/2017	100	1,432	1,375	1,270	1,131	1,090	95.1	95.6	94.3	94.2	94.8
Magnolia Pointe at Madison — Madison, AL	204	33	12/7/2017	100	1,215	1,234	1,154	1,036	924	93.2	92.6	92.1	96.6	97.6
The Woodland Apartments — Boerne, TX (2)	120	17	12/14/2017	100	1,208	1,224	1,138	974	980	96.5	96.0	97.3	87.0	96.3
Somerset at Trussville — Trussville, AL	328	17	5/7/2019	100	1,259	1,224	1,145	1,078	998	94.9	94.7	96.7	95.7	97.0
Crestmont at Thornblade — Greenville, SC	266	26	10/30/2018	100	1,393	1,346	1,232	1,104	1,051	94.8	95.7	97.8	96.3	91.8
Abbotts Run — Wilmington, NC	264	23	2/20/2020	100	1,286	1,251	1,110	978	873	95.3	94.7	96.8	95.3	93.5
The Pointe at Lenox Park— Atlanta, GA	271	35	8/15/2016	74	1,529	1,507	1,405	1,275	1,255	94.7	95.8	94.1	96.0	94.6
Canalside Lofts — Columbia, SC	374	16	11/10/2016	32	1,446	1,406	1,314	1,225	1,406	94.5	93.0	95.7	93.2	90.9
Canalside Sola — Columbia, SC (3)	339	9	11/10/2016	46	1,684	1,577	1,474	1,361	1,395	94.8	95.1	96.6	92.6	81.4
Mercer Crossing — Farmers Branch, TX	509	8	6/29/2017	50	1,657	1,701	1,570	1,374	1,314	91.4	93.0	94.8	95.9	90.6
Gateway Oaks — Forney, TX	313	8	9/15/2017	50	1,400	1,394	1,281	1,181	1,147	94.3	93.1	97.8	96.7	91.1
Landings of Carrier Parkway — Grand Prairie, TX	281	23	5/17/2018	50	1,320	1,367	1,288	1,149	1,098	91.9	90.2	93.2	94.1	94.5
Village at Lakeside — Auburn, AL	200	36	8/8/2019	80	1,167	1,073	983	907	859	97.7	97.5	97.7	97.1	96.0
Stono Oaks-Johns Island, SC (4)	240	1	1/1/2024	17	1,597	—	—	—	—	38.4	—	—	—	—
Total	7,947
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
(4) This property was in lease up during 2024. Occupancy was 71.7% at December 31, 2024.

The following table sets forth certain information, presented by state, related to our consolidated properties as of December 31, 2024 (dollars in thousands):

State	Number of Properties	Number of Units	2024 Rental and Other Revenues	Percent of 2024 Rental and Other Revenues
Tennessee	2	702	$14,048	15%
Mississippi	2	776	12,648	13%
Alabama	3	740	11,391	12%
Georgia	3	688	10,610	11%
Florida	2	518	9,458	10%
Texas	3	600	9,342	10%
South Carolina	2	474	8,813	9%
Virginia	1	220	4,868	5%
North Carolina	1	264	4,295	5%
Ohio	1	264	3,935	4%
Missouri	1	174	3,770	4%
Other (1)	—	—	1,595	2%
Total	21	5,420	$94,773	100%
__________________ _________

(1) Includes non-multi- family revenues primarily from a commercial property located in Yonkers, NY.

The following table sets forth certain information, presented by state, related to properties owned by unconsolidated joint ventures at of December 31, 2024 (dollars in thousands):

State	Number of Properties	Number of Units	2024 JV Rental and Other Revenues (1)		Percent of 2024 JV Rental and Other Revenues (1)
Texas	3	1,103	$21,105		46%
South Carolina	3	953	15,835		35%
Alabama	1	200	5,225		12%
Georgia	1	271	3,017		7%
Total	8	2,527	$45,182	4,518,200,000%	100%
___________________________
(1) The term "JV Rental and other Revenues" refers to the revenues generated at multi-family properties owned by unconsolidated joint ventures
Our Acquisition Process and Underwriting Criteria

We identify multi-family property acquisition opportunities primarily through relationships developed with, among others, current or former joint venture partners, real estate investors and brokers. We will acquire multi-family properties either with joint venture partners (and especially with partner’s experienced in the target market), which allows us to benefit from such partner’s experience, or directly (i.e., without a joint venture partner), which allows for the possibility for greater returns on our investment.

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
From time-to-time we have pursued development opportunities with joint venture partners when we believe the potential higher returns justify the additional risks. The factors considered in pursuing these opportunities generally include the factors considered in evaluating a standard acquisition opportunity, and we place additional emphasis on our joint venture partner's ability to execute a development project. From 2022 through 2024, we invested an aggregate of $4.0 million for a 17.45% interest in a 240-unit development property located in Johns Island, SC ("Stono Oaks"); as of January 1, 2024 this property is in lease-up. We do not anticipate development properties will constitute a significant part of our portfolio.
In light of the challenging acquisition environment and the limited funds available to us to acquire properties, we have, and anticipate that we will continue to pursue, alternative investments in the multi-family property arena, such as preferred equity investments (e.g., an investment entitling the investor to a fixed rate of return prior to distributions to more junior investors) or bridge loans (e.g., a short-term loan secured by a first mortgage on the subject property). We can provide no assurance that we will continue to pursue such investments or that if we do, such investments will be profitable for us. We do not anticipate that these type of alternative investments will constitute a significant part of our portfolio.
It is our policy, and the policy of our affiliated entities, that any investment opportunity presented to us or to an affiliated entity that involves the acquisition of a multi-family property with more than 100 units, will first be offered to us and may not be pursued by our affiliated entities unless we decline the opportunity. Gould Investors has purchased and may continue to purchase multi-family properties in the Southeast United States; all of such properties have less than 100 units. We have not been interested in acquiring any of the properties purchased by Gould Investors.
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
Preferred Equity Investments
During the quarter ended December 31, 2024, we invested (the "Preferred Equity Investments"), in two separate and unrelated transactions, an aggregate of $18.3 million in joint ventures that purchased a 204-unit multi-family property in Wilmington, NC (the “Wilmington Investment”) and a 184-unit multi-family property in Kennesaw, GA (the “Kennesaw Investment”). These investments are unsecured and are subordinate (including the payment of the returns thereon), to an aggregate of $51.3 million of mortgage debt bearing a weighted average interest rate of 4.81% and a weighted average remaining term to maturity of 5.8 years. Generally, these investments provide for (1) an annual return to us of 13.0% compounded monthly, of which 6.0% to 6.5% is payable monthly to the extent of available cash-flow (the “Current Return”) and with the balance of 6.5% to 7% (the “Hurdle Return”), also to be paid monthly from remaining cash flow, if any,parri passu or after the sponsor's receipt of its management fee and specified returns on its investment and (2) the total amount invested, including any unpaid portion of the Current Return and the Hurdle Return, to be payable to us, prior to payments to the sponsor of the joint venture, upon the earlier to occur of certain events (e.g., sale of the property or the refinancing of the mortgage underlying the property) and a specified date. We estimate that in 2025, we will generate approximately $1.2 million of interest income on these investments. We do not anticipate receiving the Hurdle Return with respect to the Kennesaw Investment until June 2029 and the Wilmington Investment until November 2031, if at all. Our maximum exposure to loss with respect to these investments is limited to our invested capital.

For financial statement reporting purposes, these investments are treated as loans and are included in "Loan receivables, net of deferred loan fees and allowance for credit loss" on our consolidated balance sheet at December 31, 2024. The Current Return is accrued as interest income in the period it is earned and the Hurdle Return will be reported as interest income in the period received. In accordance with GAAP, we also recorded a current expected credit loss charge of $270,000 with respect to these investments. See Notes 1, 5 and 6 to our consolidated financial statements.

In evaluating whether to pursue preferred equity investments, we generally consider the same factors used in evaluating the purchase of a multi-family property through a joint venture partner.

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
Mortgage Debt and Other Real Estate Financings
In acquiring properties, we use fixed rate mortgage debt to pay from 50% to 65% of the purchase price. Although fixed rate mortgage debt is typically more expensive and less flexible than variable rate mortgage debt (e.g., the interest rate is higher at origination and there are typically high prepayment penalties, yield maintenance payments and/or defeasance penalties when refinancing the debt prior to maturity), we prefer using such debt as it caps our exposure to fluctuating interest rates. We also from time to time obtain supplemental mortgage debt on an acquired property which, among other things, allows us to generate additional cash resulting from the appreciation of the value of the property. As of December 31, 2024, 19 of our 21 wholly owned properties are subject to fixed-rate mortgage debt; our interests in the two remaining wholly-owned properties are not subject to mortgage debt and have been pledged to our credit facility lender. At December 31, 2024, the weighted average annual interest rate on these mortgages was 4.09% and the weighted average remaining term to maturity was 6.1 years.

Our unconsolidated multi-family properties are subject to fixed-rate mortgage debt, other than Stono Oaks which is subject to a variable-rate construction loan. As of December 31, 2024, the weighted average annual interest rate on this debt is 4.30% and the weighted average remaining term to maturity is 3.9 years.

The following table sets forth scheduled principal (including amortization) mortgage payments due for all of our multi-family properties as of December 31, 2024 (dollars in thousands):

YEAR	Principal Payments Due for Consolidated Properties (1)	Principal Payments Due for Unconsolidated Joint Ventures (2)	Total Principal Payments Due
2025	$20,361	$3,585	$23,946
2026	74,835	64,418	139,253
2027	46,162	26,246	72,408
2028	40,697	68,734	109,431
2029	56,399	1,433	57,832
Thereafter	212,855	87,533	300,388
Total	$451,309	$251,949	$703,258
_____________________
(1) Does not give effect to mortgage fair value adjustments of $828.
(2) Includes all of the mortgage debt on properties owned by such joint venture.

The mortgage debt associated with our multi-family properties, including the mortgage debt at our significant subsidiaries, generally contain covenants, including covenants that require, (i) the guarantor of the mortgage debt to maintain a certain level of net worth and liquid assets or (ii) in connection with the sale or other transfer of the property, the mortgage debt to be paid off (or assumed by the buyer with the consent of the mortgage lender). The mortgage debt is generally non-recourse to us and the entity that owns the property, subject to standard carve-outs. We, at the parent entity level (i.e., BRT Apartments Corp.), are the standard carve-out guarantor with respect to the mortgage debt of almost all of our wholly-owned properties. At December 31, 2024, the principal amount of mortgage debt outstanding with respect to the properties at which we are the carve-out guarantor is approximately $443.1 million.
Corporate Level Financing Arrangements
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Corporate Level Financing Arrangements" for information about our corporate level financing arrangements.
Insurance
Each of the multi-family properties is covered by all risk property insurance generally covering 100% of the replacement cost for each building, and business interruption and rental loss insurance (covering up to twelve months of loss). On a case-by-case basis, based on an assessment of the likelihood of the risk, availability of insurance, cost of insurance and in accordance with standard market practice, we obtain earthquake, windstorm, flood, terrorism and boiler and machinery insurance. We carry commercial general liability insurance and umbrella policies for each of our properties which generally provide no less than $7 million to $25 million of coverage per incident. We request certain extension of coverage, valuation clauses, and deductibles in accordance with standard market practice and availability.
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

Our Other Real Estate Assets and Activities
In addition to our multi-family properties and preferred loan investments, we own assets, and in particular, real estate assets, with an aggregate carrying value of $1.7 million at December 31, 2024. These assets include cooperative apartment units located in Lawrence and Washington Heights, NY, a leasehold position with two commercial tenants at a property in Yonkers, NY, and a nominal profit participation in an entity that owns several multi-family properties in Newark, NJ. None of these assets generate significant net income or revenue other than (i) the leasehold interest in Yonkers, NY which generated $1.4 million of rental income and $1.1 million of cash flow from operations in 2024 before giving effect to the non-controlling interest, and (ii) the sale, from time-to-time, of some of these legacy assets (in particular, the cooperative apartment units in Washington Heights, NY). See notes 2 and 3 to our consolidated financial statements.
Competition
We compete to acquire multi-family properties with publicly traded and non-publicly traded real estate investment trusts, pension and investment funds, real estate developers, private real estate investors and other owners and operators of such properties. Competition to acquire such properties, among other things, is based on price, the ability to secure financing on a timely basis to complete the acquisition, an extensive network able to introduce us to appropriate acquisition opportunities and the ability to absorb certain risks that we may be unwilling to absorb (and that larger competitors may be willing to absorb).
We compete for tenants at our multi-family properties—such competition depends upon various factors, including alternative housing options available in the applicable sub-market, rent, amenities provided and proximity to employment and quality of life venues.
Many of our competitors possess greater financial and other resources than we possess. To the extent that a potential joint venture partner introduces us to a multi-family acquisition opportunity, we compete with other sources of equity capital to participate in such joint venture based on the financial returns we are willing to offer such potential partner and the other terms and conditions of such arrangement.
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

Human Capital Resources
As of December 31, 2024, we had eight full-time employees who devote substantially all of their business time to us. In addition, part-time personnel (including part-time executive officers), perform certain executive, administrative, legal, accounting and clerical functions for us. The services of the part-time personnel as well as the provision to us of certain facilities and other resources are supplied pursuant to a shared services agreement between us and several affiliated entities, including Gould Investors. The expenses for the shared personnel, facilities and resources is allocated to us and the other affiliated entities in accordance with the shared services agreement. The allocation is based on the estimated time devoted by such part-time personnel to the affairs of the parties to this agreement.
We also retain several related parties, among other things, to analyze and approve multi-family property acquisitions and dispositions, develop and maintain banking and financing relationships and provide investment advice and long-term planning (the “Services”). The aggregate fees to be paid in 2025, and paid in 2024 and 2023, for the Services, are $1.7 million, $1.62 million and $1.54 million, respectively. See note 12 to our consolidated financial statements for further information regarding the shared services agreement and the Services.
We provide a competitive benefits program to help meet the needs of our employees. In addition to salaries, the program includes annual cash bonuses, stock awards, pension plan contributions, healthcare and insurance benefits, health savings accounts, flexible spending accounts, paid-time off and family leave. Employees are offered flexibility to meet personal and family needs and regular opportunities to participate in professional development programs. Most of our employees have a long tenure with us, which we believe is indicative of the employee-friendly work environment we provide.
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

Executive Officers of Registrant
Set forth below is a list of our executive officers whose terms will expire at our 2025 annual Board of Directors' meeting (the business history of officers who are also directors will be provided in our proxy statement to be filed not later than April 30, 2025):

Name	Age	Office
Israel Rosenzweig (1)	77	Chairman of the Board of Directors
Jeffrey A. Gould (2)	59	President, Chief Executive Officer and Director
George E. Zweier	61	Vice President and Chief Financial Officer
Mitchell K. Gould (3)	52	Executive Vice President
Matthew J. Gould (2)	65	Senior Vice President and Director
David W. Kalish (4)	77	Senior Vice President - Finance
Mark H. Lundy	62	Senior Vice President and Counsel
Steven Rosenzweig (1)	49	Senior Vice President - Legal
Isaac Kalish (4)	49	Senior Vice President and Treasurer
__________________________________________________________________________
(1) Steven Rosenzweig is the son of Israel Rosenzweig.
(2) Jeffrey A. Gould and Matthew J. Gould are sons of Fredric H. Gould, a director.
(3) Mitchell K. Gould is a cousin of Fredric H. Gould.
(4) Isaac Kalish is the son of David W. Kalish.
George E. Zweier, a certified public accountant, has served as our Chief Financial Officer and a Vice President since 1998. Mr Zweier has indicated that he intends to relocate to North Carolina and resign from the Company by June 2026.
Mitchell K. Gould has been employed by us since 1998, served as a Vice President from 1999 through 2007 and since 2007 Executive Vice President. Beginning January 1, 2025, he is working for us on a part-time basis (i.e., four days a week).
David W. Kalish, a certified public accountant, has served as our Vice President and Chief Financial Officer from 1990 to 1998, and as our Senior Vice President, Finance since 1998. From 1990 to 2023, he served as Chief Financial Officer of One Liberty Properties, Inc. and since 1990 he has served as Chief Financial Officer of Georgetown.
Mark H. Lundy has been our Counsel and/or General Counsel since 2007, Senior Vice President since 2005 and Vice President from 1993 to 2005. He served as a Vice President of One Liberty Properties from 2000 to 2006 and has been its Assistant Secretary/Secretary and Senior Vice President since June 1993 and 2006, respectively. Since 2013, Mr. Lundy has served as President and Chief Operating Officer, and from 1990 through 2013 served as a Vice President/Senior Vice President, of Georgetown. He is licensed to practice law in New York and Washington, D.C.
Steven Rosenzweig has been associated with us since 2013, served as a Vice President from 2015 through 2019 and as Senior Vice President - Legal since 2019. He has served as Vice President of Georgetown since January 2016. Mr. Rosenzweig is licensed to practice law in New York.
Isaac Kalish, a certified public accountant, has been associated with us since 2004, served as Assistant Treasurer from 2007 through 2014, as Vice President and Treasurer since 2013 and 2014, respectively, and as Senior Vice President since 2022. He served as Vice President of One Liberty Properties from 2013 through 2022, as its Senior Vice President since 2022 and as its Chief Financial Officer since 2023. Mr. Kalish served as Assistant Treasurer of Georgetown from 2012 through 2013, and as its Treasurer since 2013.

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
General economic conditions in the U.S. have fluctuated significantly in recent quarters. Unfavorable market and economic conditions may significantly affect our occupancy levels, our rental rates and collections, the value of our properties and our ability to acquire or dispose of multifamily properties on economically favorable terms. Our ability to lease units at our multifamily properties at favorable rates is adversely affected by the increase in supply in the multifamily and other rental markets and other housing alternatives, and is dependent upon the overall level in the economy, which may continue to be adversely affected by, among other things, inflationary conditions, job losses and unemployment levels, personal debt levels, a downturn in the housing market, stock market volatility, and uncertainty about the future. Some of our major expenses generally do not decline when related rents decline. We would expect that declines in our occupancy levels, rental revenues and/or the values of our multi-family properties would cause us to have less cash available to make payments on our debt and to pay dividends, which could adversely affect our financial condition or the market value of our securities.
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
The operating performance and value of our multi-family properties is impacted by the economic environment and other conditions of the specific markets in which our properties are concentrated. As of December 31, 2024: (i) our wholly-owned properties generated approximately 75% and 10% of our 2024 revenues from properties located in the Southeast and Texas, respectively, and (ii) the properties owned by unconsolidated joint ventures at December 31, 2024, generated 54% and 46% of our 2024 JV Rental and Other Revenues at properties located in the Southeast and Texas, respectively. Accordingly, adverse developments in such markets, including economic developments, pandemics, or natural or man-made disasters, could adversely impact the cash flow and value of these properties. The concentration of our properties in the Southeast United States and Texas exposes us to risks of adverse developments which are greater than the risks of owning properties with a more geographically diverse portfolio.
The failure of property management companies to properly manage our properties could adversely impact our results of operations.
We rely on property management companies to manage our properties. These management companies are responsible for, among other things, leasing and marketing rental units, selecting tenants (including an evaluation of the creditworthiness of tenants), collecting rent, paying operating expenses and maintaining our properties . If these property management companies do not perform their duties properly, or, in the case of unconsolidated properties, we and/or our joint venture partners do not effectively supervise the activities of these managers, the occupancy rates and rental rates at the properties managed by such property managers may decline and the expenses at such properties may increase. At December 31, 2024, one property manager manages 11 properties, a second property manager manages eight properties, and four other property managers manage three or fewer properties. Three properties are managed by a management company owned by or affiliated with a joint venture partner. The loss of our property managers, and in particular, the managers that manage multiple properties, could result in a decrease in occupancy rates, rental rates or both or an increase in expenses. Further, except for our multi-family properties covered by our master insurance program, property managers are also generally responsible for obtaining insurance coverage with respect to the properties they manage, which coverage is often obtained pursuant to blanket policies covering many properties in which we have no interest. Losses at properties managed by our property managers but in which we have no interest could reduce significantly the insurance coverage available at our properties managed by these property managers. It may be difficult to terminate a non-performing management company, particularly a management company owned or affiliated with a joint venture, because such termination may require the approval of the mortgagee, our joint venture partner or both. If we are unable to terminate an underperforming property manager on a timely basis, our occupancy and rental rates may decrease and our expenses may increase.
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
Our current portfolio is focused on multi-family properties, and we expect that going forward we will continue to focus on the acquisition (including alternative investments such as bridge loans and preferred equity), disposition and operation of such properties. As a result, we are subject to risks inherent in investments in a single industry, and a decrease in the demand for multi-family properties would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio.

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

Risks Related to Our Financing Activities, Indebtedness and Capital Resources

If we are unable to refinance our mortgage debt at maturity on acceptable terms, we may be forced to sell properties on disadvantageous terms.

The following table sets forth, as of December 31,2024, the principal balance of the mortgage payments due at maturity on our wholly owned and unconsolidated joint venture properties and the weighted average interest rate thereon (dollars in thousands):

	Consolidated Properties		Unconsolidated Properties
Year	Principal Balances Due at Maturity	Weighed Average Interest Rate	Principal Balances Due at Maturity (1)	Weighed Average Interest Rate
2025	$15,375	4.42%	$—	—%
2026	69,531	4.12	60,835	5.64
2027	42,795	3.96	23,108	4.15
2028	37,951	4.47	67,631	4.26
2029	53,817	3.94	—	—
2030 and thereafter	193,266	4.10	86,132	3.46
Total	$412,735		$237,706
_____________
(1) Includes our joint venture partner's "share" of such debt.

We have a significant amount of mortgage debt maturing over the next several years. Our operating cash flow and funds available under our credit facility will be insufficient to discharge all of this debt when due. Accordingly, we will seek to refinance this debt prior to its maturity. Because current interest rates are significantly higher than the interest rates on the maturing mortgage debt (or if our access to credit markets is reduced due, among other things, to more stringent lending requirements due to our level of leverage), we may be unable to refinance this mortgage debt on acceptable terms or at all. If we are unsuccessful in refinancing such debt, or if the terms of the refinanced debt are less favorable than the current debt, we may be forced to (i) refinance such mortgage debt on unfavorable terms or (ii) dispose of properties on unfavorable terms or convey properties secured by such mortgages to the mortgagees, which would, in each case, reduce our income and impair the value of our portfolio.
Our acquisition, development and value-add activities are limited by the funds available to us.
Our ability to acquire additional multi-family properties, develop new properties and improve the properties in our portfolio is limited by the funds available to us (including funds available pursuant to our credit facility) and our ability to obtain, on acceptable terms, mortgage debt. At February 28, 2025, we had approximately $62.7 million of cash and cash equivalents (of which a significant portion is at the property level for day-to-day operating expenses) and up to $40 million available to us under our credit facility. Our multi-family acquisition and value-add activities are constrained by funds available to us which will limit growth in our revenues and operating results.
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
Our multi-family properties face competition from newer and updated properties. At December 31, 2024 the weighted average age (based on the number of units) of our multi-family properties is approximately 20 years. To remain competitive and increase occupancy at these properties and/or make them attractive to potential tenants or purchasers, we may have to make significant capital improvements and/or incur deferred maintenance costs with respect to these properties. The cost of future improvements and deferred maintenance is uncertain and the amounts earmarked for specific properties may be insufficient to effectuate needed improvements. Our results of operations and financial conditions may be adversely affected if we are required to expend significant funds (other than funds earmarked for such purposes) to repair or improve our properties.
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
Provisions for credit losses are difficult to estimate
Our provision for credit losses is evaluated on a quarterly basis in accordance with current accounting guidance which uses the Current Expected Credit Loss model, or CECL. Under CECL, we are required to present certain financial assets such as loans held for investment, at the net amount expected to be collected. The determination of our provision for credit losses requires us to make highly subjective estimates and judgments. Our estimates and judgments are based on a number of factors, including projected cash flow from the collateral securing our loans, debt structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, potential for refinancing and expected market discount rates for varying property types, and other macro economic data, all of which are uncertain and highly subjective. If our estimates and judgments are incorrect, our results of operations and financial condition could be materially and adversely impacted.

The adoption of CECL affects how we determine our allowance for loan losses and requires us to recognize provisions for credit losses earlier in the lending cycle, including at the time we enter into the transaction. Moreover, CECL may create more volatility in the level of our allowance for credit losses. If we are required to materially increase our level of allowance for credit losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

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
We may incur impairment charges in 2025.
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
REITs are generally required to distribute annually at least 90% of their ordinary taxable income to maintain our REIT status under the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder, which we refer to as the Code. Because we continue to generate operating losses primarily due to the impact of depreciation, we are not currently required, and may not be required in the future, to pay dividends to maintain our REIT status. Accordingly, we cannot assure you that we will pay dividends in the future. If we do not continue to pay cash dividends, the price of our common stock will decline.
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

Entities affiliated with us and with certain of our executive officers provide services to us and on our behalf. Among other things, we retain certain executive officers and others to provide the Services. The aggregate fees to be paid for the Services in 2025, and paid in 2024 and 2023, are $1.7 million, $1.62 million and $1.54 million, respectively. We obtain certain executive, administrative, legal, accounting and clerical personnel and the use of certain facilities pursuant to the shared services agreement. During 2024 and 2023, we reimbursed Gould Investors $698,000 and $642,000, respectively, for the personnel and facilities provided pursuant to the shared services agreement. We also obtain certain insurance in conjunction with Gould Investors and reimbursed Gould Investors $28,000 and $22,000, in 2024 and 2023, respectively, for our share of the insurance cost. These transactions may not be on terms as favorable as those that we would receive if the transactions were entered into with unaffiliated entities and persons.

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
We depend on the services of Jeffrey A. Gould, our president and chief executive officer, and other members of senior management to carry out our business and investment strategies. Although Jeffrey A.Gould devotes substantially all of his business time to our affairs, he devotes a portion of his business time to entities affiliated with us. In addition to Jeffrey A. Gould, only two other executive officers, Mitchell Gould, our executive vice president, and George Zweier, vice president and chief financial officer, devote all or substantially all of their business time to us. Beginning January 2025, Mitchell Gould is working for us four days per week and George Zweier has advised that he intends to relocate to North Carolina by June 2026 and resign. Many of our executives (i) also provide the Services (see "Item 1. Business-Human Capital Resources") and (ii) provide their services on a part-time basis pursuant to the shared services agreement. We rely on part-time executive officers to provide certain services to us, including legal and certain financial reporting services, since we do not employ full-time executive officers to handle all of these services. If the shared services agreement is terminated or the executives performing Services are unwilling to continue to do so, we will have to obtain such services from other sources or hire employees to perform them. We may not be able to replace these services or hire such employees in a timely manner or on terms, including cost and level of expertise, that are equivalent to or better than those we receive pursuant to the Services and the shared services agreement.
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

Our board of directors has exempted Gould Investors, Fredric H. Gould, Matthew J. Gould and Jeffrey A. Gould from the ownership limits and has not established a limitation on ownership for such persons. Based on information supplied to us, as of December 31, 2024, Gould Investors owns approximately 20.5% of the outstanding shares of common stock and, by virtue of the applicable attribution rules under the Code, these individuals beneficially own approximately 24.9% of outstanding shares of common stock. As a result, the acquisition by each of four other individuals of 6.0% of our outstanding common stock, when combined with the ownership of our common stock of Gould Investors, Fredric H. Gould, Matthew J. Gould and Jeffrey A. Gould, generally would not result in a violation of the Five or Fewer Limit. However, there is no limitation on Gould Investors,

Fredric H. Gould, Matthew J. Gould or Jeffrey A. Gould acquiring additional shares of our common stock or otherwise increasing their percentage of ownership of our common stock, meaning that the amount of our stock that other persons or entities may acquire without violating the Five or Fewer Limit could be reduced in the future and without notice. To the extent that Gould Investors, Fredric H. Gould, Matthew J. Gould and Jeffrey A. Gould, or their affiliates, acquire additional shares or our stock, or any other event occurs (including a repurchase of shares of our stock), that results in an individual beneficially or constructively owning 26.0% or more of the outstanding shares of our stock within the meaning of the Charter, the acquisition by four other individuals of 6.0% or less of our outstanding stock would violate the Five or Fewer Limit and, therefore, could cause the stock acquired by one or more of these other individuals to be transferred to the charitable trust, despite their compliance with the 6.0% ownership limits. If any of the foregoing occurs, compliance with the 6.0% ownership limit will not ensure that your ownership of our stock does not cause a violation of the Five or Fewer Limit or that your shares of our stock are not transferred to the charitable trust.

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
Although our common stock is quoted on the New York Stock Exchange, the volume of trades on any given day has been limited historically, as a result of which stockholders might not have been able to sell or purchase our common stock at the volume, price or time desired. Our common stock is a component of the Russell 3000® Index. If our common stock is removed from the Russell 3000® Index because it does not meet the criteria for continued inclusion in such index, index funds, institutional investors, or other holders attempting to track the composition of that index may be required to sell our common stock, which would adversely impact the price and frequency at which it trades.

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
We have deployed various safeguards designed to protect our information technology (“IT”) systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls. At the management level, these cybersecurity defense systems are overseen by our network administrator who performs services for us on a part-time basis pursuant to the shared services agreement. Our network administrator has more than 20 years of experience with IT systems and holds various IT certifications. Our network administrator reports to, and is in regular contact with, our Senior Vice President-Finance and Senior Vice President. These officers do not have IT or cybersecurity training. In the event of a cybersecurity incident, among other things, the network administrator and these officers would consult with one another and, as needed or appropriate, other members of management to determine the appropriate course of action (including whether such incident should be reported to other members of management and/or the audit committee and whether public disclosure should, or is, required to be made).

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

To operate our business, we use certain third-party service providers to perform a variety of functions. We seek to engage reliable, reputable service providers that maintain cybersecurity programs and we rely on such providers to maintain appropriate internal and external cybersecurity practices.
At the Board level, our cybersecurity practices are overseen by the audit committee as part of its oversight of our risk management activities. The committee meets periodically with, among others, our internal auditor and network administrator to review and discuss cybersecurity matters.
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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information; Holders
Our shares of common stock are listed on the New York Stock Exchange, or the NYSE, under the symbol "BRT." As of February 28, 2025, there were approximately 704 holders of record of our common stock.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2024	—	$—	—	$6,270,910
November 1 - November 30, 2024	—	—	—	6,270,910
December 1 - December 31, 2024	10,286	17.80	10,286	6,087,815
Total	10,286	$17.80	10,286

From January 1, 2025 through February 28, 2025 we purchased, pursuant to our publicly announced repurchase program, 65,018 shares at a weighted average price of $17.49 per share. As of March 11, 2025, after giving effect to an increase in, and extension of, our share repurchase authorization, we are authorized to repurchase up to $10.0 million of shares through December 31, 2026.

Item 6. [Reserved]

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We are an internally managed real estate investment trust, also known as a REIT, that owns, operates and to a lesser extent holds interest in joint ventures that own and operate multi family properties. At December 31, 2024, we: (i) wholly-own 21 multi-family properties with an aggregate of 5,420 units and a carrying value of $614.2 million, (ii) have ownership interests, through unconsolidated entities, in eight multi-family properties with an aggregate of 2,527 units, with a carrying value of $31.3 million; (iii) have preferred equity investments in two multi-family properties with a carrying value of $17.7 million and (iv) own other assets, through consolidated and unconsolidated entities, with a carrying value of $1.7 million. The 29 multi-family properties are located in 11 states; primarily in the Southeast United States and Texas.
During 2024:

•We invested, in two separate and unrelated transactions, an aggregate of $18.3 million (with a carrying value of $17.7 million at December 31, 2024, after giving effect to deferred loan fees and allowance for credit loss) in joint ventures that purchased a 204-unit multi-family property in Wilmington, North Carolina and a 184-unit multi-family property in Kennesaw, Georgia. These investments are unsecured and are subordinate, including the payment of the returns thereon, to an aggregate of $51.3 million of mortgage debt on these properties. We estimate that in 2025, we will generate approximately $1.2 million of interest income on these investments. For financial statement reporting purposes, these investments are treated as loans and are included in "Loan receivables, net of deferred loan fees and allowance for credit loss"on our consolidated balance sheet at December 31, 2024. See "Item 1 Business - Preferred Equity Investments" and Notes 1 and 5 to our consolidated financial statements.
•We obtained a $27.4 million mortgage on our Woodland Trails-LaGrange, GA property (the "Woodlands Financing"). The debt matures in September 2031, bears interest at a fixed rate of interest of 5.22% and is interest only until maturity.
•We and an affiliate of Valley National Bank ("VNB") amended our credit facility to, among other things, reduce the borrowing capacity from $60 million to $40 million, extend the maturity from September 2025 to September 2027 and revise certain financial and other covenents. VNB required these changes as a condition to our obtaining the Woodlands Financing.
•We sold a cooperative apartment unit in New York, NY for a sales price of approximately $1.1 million and recognized a gain of $806,000.
•We repurchased 193,529 shares of our common stock for an aggregate purchase price of approximately $3.50 million (i.e., an average price of $18.07 per share).
From January 1, 2025 through February 28, 2025, we purchased 65,018 shares of our common stock for an aggregate purchase price of approximately $1.1 million (i.e., an average price of $17.49 per share). In March 2025, our board of directors increased the value of the shares that we can repurchase to up to $10 million and extended the repurchase program through December 31, 2026.

Challenges and Uncertainties as a Result of the Uncertain Economic Environment; Pursuit of Joint Venture Acquisition and Alternative Investment Opportunities
As more fully described below, we face challenges (e.g., inflation, volatile interest rates, over-supply in certain markets, rental rates decreases, mispriced (i.e.,cap rates that do not, in our belief, correlate appropriately to interest rates and other market factors), and limited acquisition opportunities) due to the uncertain economic environment, which limits our ability or willingness to (i) acquire properties, (ii) grow rental income or (iii) control our real estate operating expenses, some of which, such as real estate taxes and insurance expense, we have a very limited ability to control. In addition, several properties, (in particular, Bells Bluff and Crossings), face increasing competition due to additional supply in such markets which have and may continue to adversely impact rental rates and occupancy rates.

In light of the challenging acquisition environment and the limited funds available to us to acquire properties, we are pursuing (i) alternative investments in the multi-family property arena, including preferred loan investments (e.g., an investment entitling us to a fixed rate of return prior to distributions to more junior investors) or bridge loans (e.g., a loan secured by a first mortgage on the subject property) and/or (ii) the acquisition of multi-family properties through joint ventures. We do not anticipate that in the near term, these type of investments (other than joint ventures already included in our portfolio), will constitute a significant part of our portfolio, and can provide no assurance that such investments will be profitable.

Nashville/West Nashville, TN Properties - Bells Bluff and Crossings

These properties (“Bells Bluff” and "Crossings") have experienced, and continue to experience, competitive pressure due to the completion of construction of similar or higher-quality multi-family properties in Nashville and West Nashville, TN. To maintain occupancy levels, we have offered, and anticipate that we will continue to offer, short-term rent concessions and/or reduced rental rates. As a result, Bells Bluff's and Crossing's operating results have been and will continue to be, adversely impacted. We believe that due, among other things, to its vibrant economy, that over-time, the Nashville market will absorb the excess rental capacity, although we can provide no assurance in this regard.

Results of Operations
Comparison of Years Ended December 31, 2024 and 2023
The term "same store properties" refers to 21 multi-family properties with an aggregate of 5,420 units that were owned for all of 2024 and 2023.
Revenues
The following table compares our revenues for the years indicated:

(Dollars in thousands):	2024	2023	Change	% Change
Rental and other revenue from real estate properties	$94,773	$93,069	$1,704	1.8%
Loan interest and other income	857	548	309	56.4%
Total revenues	$95,630	$93,617	$2,013	2.2%

Rental and other revenue from real estate properties.  The components of the increase include:
•a $1.0 million increase due to a 1.3% increase in average rental rates year-over-year in the portfolio,
•an $855,000 increase in straight line of rent concessions,net of amortization, with approximately 50% of such concessions from Bells Bluff and Crossings; and
•a $112,000 increase at our commercial property in Yonkers due to a lease extension.
The increase was offset by a $344,000 decrease in average occupancy year-over-year at the multi-family portfolio from 94.2% to 93.7%.
Loan interest and other income
The increase is due primarily to interest income of $197,000 received from the preferred equity investments which were originated in the fourth quarter of 2024. We estimate that these investments will generate an aggregate of $1.2 million of interest income in 2025.
Expenses
The following table compares our expenses for the periods indicated:

(Dollars in thousands)	2024	2023	Change	% Change
Real estate operating expenses	$43,555	$41,821	$1,734	4.1%
Interest expense	22,596	22,161	435	2.0%
General and administrative	15,595	15,433	162	1.0%
Provision for credit loss	270	—	270	N/A
Depreciation and amortization	25,926	28,484	(2,558)	(9.0)%
Total expenses	$107,942	$107,899	$43	—%
Real estate operating expenses.
The components of the increase include:
•$669,000 in real estate taxes, including $413,000 at our Newbridge Commons-Columbus, OH property due to a reassessment, and smaller increases at several other properties;
•$641,000 in insurance costs, including $380,000 due to increases in our insurance premiums under our master policy and $260,000 from two properties that are not part of our master policy;
•$293,000 in utility costs (primarily water/sewer charges) at many properties; and
•$189,000 primarily related to increased replacement costs at several properties.

We estimate that in 2025, assuming no material changes to our current multi-family portfolio, that our insurance expense will decrease by approximately $750,000 to $1.0 million due primarily to more favorable premiums.
Interest expense
The increase is due primarily to the additional $566,000 of interest expense related to the Woodlands Financing which took place in 2024, $155,000 from the Silvana Oaks financing which took place in 2023 and $91,000 due to an increased interest rate on our junior subordinated notes. The increase was offset by a $208,000 decrease in credit facility interest expense as we did not use the facility in 2024 and a $169,000 decrease due to reduced mortgage balances from amortization.

General and administrative. The components of the increase include:

•$319,000 increase in non-cash restricted stock amortization, including $171,000 due to the higher price of the restricted stock awarded in 2024 in comparison to awards granted in prior years, and $147,000 due to the accelerated vesting of restricted stock awards of Ryan Baltimore, our former chief operating officer, who resigned in December 2024 to pursue another employment opportunity; and
• $223,000 in cash compensation costs due to higher levels of compensation.

The increase was offset by a:

•$169,000 due to reduced amortization associated with RSUs that vest upon satisfaction of performance metrics based on adjusted funds from operations, as we do not currently anticipate achieving the minimum level required for the vesting of such awards;
•$120,000 related to the reversal of a non-cash amortization expense on restricted stock awards forfeited by Mr. Baltimore;
•$120,000 decrease due to a reduction in our investor relations activities; and
•$127,000 decrease due primarily to the inclusion, in 2023, of the write off of a deposit related to a terminated transaction.

Provision for credit loss

In 2024, we recorded a non-cash provision of $270,000 related to the preferred equity investments. There was no comparable expense in 2023.

Depreciation and amortization
The change is due primarily to the decrease in depreciation related to lease intangibles from properties where we purchased our partners' interests in 2022.

Equity in earnings of unconsolidated joint ventures

Equity in earnings from unconsolidated joint ventures declined $649,000 to $1.6 million in the year ended December 31, 2024 from $2.3 million for the 2023. The components of the decline include:

•$712,000, representing our proportionate share of the net loss from Stono Oaks - Johns Island, SC ("Stono Oaks") which was in development through 2023, but which was placed in service in 2024. Accordingly, interest and certain other expenses (which prior to 2024 were capitalized) and depreciation, are now being expensed; and
•the inclusion, in 2023, of our $399,000 proportionate share of the net income from Chatham Court and Reflections, which was sold in May 2023 (the "Chatham Sale").

The decrease was offset primarily by:

• the inclusion, in 2023, of our $212,000 proportionate share of an early extinguishment of debt charge related to the Chatham Sale; and
•$170,000 primarily due to improved rental rates.

Equity in earnings from sale of unconsolidated joint venture properties

In 2023, we recognized a gain of $14.7 million from the Chatham Sale. There was no corresponding gain in 2024.

Casualty loss ; Insurance recovery of casualty loss

In 2023, we settled a wrongful death action (the "Lawsuit") for $323,000. As noted in the paragraph immediately below, we were reimbursed for all of such expense by our insurance carriers.

During 2023, we received insurance proceeds (i) $470,000 as reimbursement for expenses incurred related to a winter storm in December 2022 and (ii) $323,000 in connection with the settlement of the Lawsuit.

Gain on sale of real estate

In 2024, we sold a cooperative apartment in NY for a sales price of approximately $1.1 million and a gain of $806,000. In 2023, we sold a cooperative apartment in New York for a sales price of $785,000 and a gain of $604,000.

(Benefit) provision for taxes

Income tax (benefit) provision for 2024 was ($226,000), a decrease from the $54,000 provision recorded in 2023. The benefit recorded in 2024 is the result of a $534,000 refund of Tennessee franchise tax received as a result of a change in Tennessee law offset by the 2024 estimated state tax expense of $318,000. The 2023 tax expense of $54,000 includes a reversal of a prior year over-accrual.

Comparison of Years Ended December 31, 2023 and 2022
As we are a smaller reporting company, this comparison is omitted in accordance with Instruction 1 to Item 303(a) of Regulation S-K.

Funds from Operations; Adjusted Funds from Operations; Net Operating Income.
In view of our multi-family property activities, we disclose funds from operations ("FFO") ,adjusted funds from operations ("AFFO") and net operating income ("NOI") because we believe that such metrics are a widely recognized and appropriate measure of the performance of a multi-family REIT.
We compute FFO in accordance with the "White Paper on Funds From Operations" issued by the National Association of Real Estate Investment Trusts ("NAREIT") and NAREITs related guidance. FFO is defined in the White Paper as net income (calculated in accordance with GAAP), excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, gains and losses from change in control, impairment write-downs of certain real estate assets and investments in entities where the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. In computing FFO, we do not add back to net income the amortization of costs in connection with our financing activities or depreciation of non-real estate assets.

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

The table below provides a reconciliation of net income determined in accordance with GAAP to FFO and AFFO for each of the indicated years (amounts in thousands):

	2024	2023
GAAP Net income attributable to common stockholders	$(9,791)	$3,873
Add: depreciation of properties	25,926	28,484
Add: our share of depreciation in unconsolidated joint venture properties	5,545	5,292
Add: provision for credit loss	270	—
Add: casualty loss	—	323
Deduct: gain on sales of real estate	(806)	(604)
Deduct: our share of earnings in earnings from sale of unconsolidated joint venture properties	(209)	(14,744)
Adjustment for non-controlling interests	(16)	(16)
Funds from operations	20,919	22,608
Adjust for: straight line rent concession, net of amortization	(801)	93
Adjust for: our share of straight-line rent concessionn, net of amortization from unconsolidated joint ventures	(147)	—
Add: our share of loss on extinguishment of debt from unconsolidated joint venture properties	—	212
Add: amortization of restricted stock and RSU expense	4,877	4,768
Add: amortization of deferred mortgage and debt costs	1,150	1,072
Add: our share of deferred mortgage costs from unconsolidated joint venture properties	120	106
Add: amortization of fair value adjustment for mortgage debt	558	613
Less: insurance recovery of casualty loss	—	(323)
Less: gain on insurance recovery	—	(240)
Less: our share of gain on insurance proceeds from unconsolidated joint venture properties	—	(30)
Adjustment for non-controlling interests	(8)	(15)
Adjusted funds from operations	$26,668	$28,864

The table below provides a reconciliation of net income per common share (on a diluted basis) determined in accordance with GAAP to FFO and AFFO.

	2024	2023
Net (loss) income attributable to common stockholders	$(0.52)	$0.20
Add: depreciation of properties	1.38	1.50
Add: our share of depreciation from unconsolidated joint venture properties	0.30	0.28
Add: provision for credit loss	0.01	—
Add: casualty loss	—	0.02
Deduct: gain on sales of real estate	(0.04)	(0.03)
Deduct: our share of earnings from sale of unconsolidated joint venture properties	(0.01)	(0.78)
Adjustment for non-controlling interests	—	—
Funds from operations	1.12	1.19
Adjust for: straight line rent concessions, net of amortization	(0.04)	—
Adjust for: our share of straight-line rent concessionn, net of amortization from unconsolidated joint ventures	—	—
Add: our share of loss on extinguishment of debt from unconsolidated joint ventures	—	0.01
Add: amortization of restricted stock and RSU expense	0.25	0.25
Add: amortization of deferred mortgage and debt costs	0.06	0.06
Add: our share of amortization of deferred mortgage and debt costs from unconsolidated ventures	0.01	0.01
Add: amortization of fair value adjustment for mortgage debt	0.03	0.03
Less: insurance recovery of casualty loss	—	(0.02)
Deduct: gain on insurance recovery	—	(0.01)
Deduct: our share of gain on insurance proceeds from unconsolidated joint ventures	—	—
Adjustment for non-controlling interests	—	—
Adjusted funds from operations	$1.43	$1.52

Diluted shares outstanding for FFO and AFFO	18,710,615	18,931,026

FFO for 2024 decreased $1.7 million, or 7%, to $20.9 million in 2024 from $22.6 million in 2023. Contributing to the decline was a:

•$1.7 million decrease in operating margins (i.e., revenues less real estate operating expenses) across our portfolio (i.e. consolidated and unconsolidated multi-family properties);
•$793,000 decrease due to the inclusion, in 2023, of an insurance recovery from a casualty loss at an unconsolidated joint venture;
•$586,000 increase in interest expense; and
•$240,000 decrease due to the inclusion, in 2023, of a gain on insurance proceeds

The decrease was offset by a:
•$1.0 million increase in straight line rent concessions, net of amortization;
•$309,000 increase in other income;
•$280,000 decline in income tax expense; and
•$212,000 decline due to the inclusion, in 2023, of early extinguishment of debt charges.

AFFO decreased $2.2 million or 7.6%, to $26.7 million in 2024 from $28.9 million in 2023. The decrease is primarily due to the factors impacting the changes in FFO other than the changes to: gain on insurance proceeds, net deferred concessions and early extinguishment of debt.

See “—Comparison of Years Ended December 31, 2024 and 2023” for further information regarding these changes.

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
We compute NOI by adjusting net income (loss) to (a) add back (1) interest expense, (2) general and administrative expenses, (3) depreciation expense, (4) provision for credit loss, (5) provision for taxes, (6) loss on extinguishment of debt, (7) equity in earning (loss) of unconsolidated joint ventures, (8) casualty loss and (9) the impact of non-controlling interests, and (b) deduct (1) other income, (2) gain on sale of real estate, (3) equity in earnings from sale of consolidated joint venture properties, (4) insurance recovery of casualty loss and (5) gain on insurance recoveries. Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs. We believe NOI provides an operating perspective not immediately apparent from GAAP operating income or net income (loss). NOI is one of the measures we use to evaluate our performance because it (i) measures the core operations of property performance by excluding corporate level expenses and other items unrelated to property operating performance and (ii) captures trends in rental housing and property operating expenses. However, NOI should only be used as an alternative measure of our financial performance.

The following table provides a reconciliation of net income attributable to common stockholders as computed in accordance with GAAP to NOI for the periods presented (dollars in thousands):

	For the year ended December 31,
	2024	2023
GAAP Net (loss) income attributable to common stockholders	$(9,791)	$3,873
Less: Loan interest and other income	(857)	(548)
Add: Interest expense	22,596	22,161
General and administrative	15,595	15,433
Depreciation	25,926	28,484
Provision for credit loss	270	—
(Benefit) provision for taxes	(226)	54
Less: Gain on sale of real estate	(806)	(604)
Casualty loss	—	323
Adjust for: Equity in earnings loss of unconsolidated joint venture properties	(1,644)	(2,293)
Less: Equity in earnings from sale of unconsolidated joint venture properties	—	(14,744)
Insurance recovery of casualty loss	—	(793)
Gain on insurance recovery	—	(240)
Add: Net income attributable to non-controlling interests	155	142
Net Operating Income	$51,218	$51,248

Less: Non same store and non multi family (1)
Revenues	1,594	1,480
Operating Expenses	460	479
Non-same store NOI	1,134	$1,001
Same Store Net Operating Income	$50,084	$50,247
_____________________________________
(1) Prior year amounts have been adjusted to reflect the current year composition to reflect only those properties that were same store for both the current and the prior year.

In 2024, NOI decreased by $30,000 from 2023 primarily due to a $1.8 million increase in operating expenses and a $344,000 decrease due to reduced occupancy. This was offset by a $1.1 million increase in rental revenues (including a $112,000 increase due to the Yonkers' lease extension) and an $855,000 increase in deferred rent concessions. Same store NOI decreased $163,000 in 2024 from 2023 due to the factors impacting NOI, other than the Yonkers' lease extension. See "-Results of Operations -Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023" for a discussion of these changes.

Liquidity and Capital Resources

We require funds to pay operating expenses and debt service obligations, acquire properties, make capital and other improvements, fund capital contributions, pay dividends and repurchase shares of our common stock. Generally, in 2024, our primary sources of capital and liquidity were the operations of our multi-family properties (including distributions of $4.7 million from the operations of our unconsolidated joint ventures), $27.4 million from the Woodland Trails Financing, and our available cash. Excluding funds held at our unconsolidated subsidiaries, at December 31, 2024 and February 28, 2025, our available liquidity was approximately $67.9 million and $62.7 million, respectively, including $27.9 million and $22.7 million, respectively, of cash and cash equivalents, and subject to compliance with borrowing base and other requirements, up to $40 million available under our credit facility. A significant amount of our cash and cash equivalents is maintained at our properties for general working capital purposes.

We anticipate that for the four years beginning January 1, 2025, our operating expenses, $118.2 million of mortgage amortization and interest expense (including $42.4 million from unconsolidated joint ventures) and $317.2 million of balloon payments due with respect to mortgages maturing through 2028 (including $151.6 million from unconsolidated joint ventures), anticipated capital expenditures (for 2025 only) of an aggregate of $11.1 million for consolidated and unconsolidated properties, estimated cash dividend payments of at least $75.1 million (assuming (i) the current quarterly dividend rate of $0.25 per share and (ii) 18.8 million shares outstanding), will be funded from cash generated from operations (including distributions from unconsolidated joint ventures), mortgage financings and re-financings, sales of properties, the issuance of additional equity and, if available, our $40 million credit facility. Our operating cash flow and available cash is insufficient to fully fund the $317.2 million of balloon payments, and if we are unable to refinance such debt on acceptable terms, we may need to issue additional equity or dispose of properties, in each case on potentially unfavorable terms.

Our ability to acquire multi-family properties (including making alternative investments such as preferred equity investments), and implement value-add projects is limited by our available cash and our ability to (i) draw on our credit facility, (ii) obtain, on acceptable terms, mortgage debt and (iii) raise capital from the sale of our common stock. Further, if and to the extent we generate ordinary taxable income, we will be required to make distributions to stockholders to maintain our REIT status and as a result, will be limited in our ability to use gains, if any, from property sales, as a source of funds for operating expenses, debt service and property acquisitions.
Disclosure of Known Material Contractual Obligations

The following table sets forth as of December 31, 2024 our known material contractual obligations:

	Payment Due by Period
(Dollars in thousands)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Long-Term Debt Obligations (1)	$55,313	$261,459	$202,473	$391,009	$910,254
Operating Lease Obligations	251	517	540	2,703	4,011
Purchase Obligations (2)(3)	6,615	13,230	13,230	—	33,075
Total	$62,179	$275,206	$216,243	$393,712	$947,340
____________________________
(1) Reflects payments of principal (including amortization payments) and interest and excludes deferred costs. Includes all of the debt of unconsolidated joint ventures. See the following table for information regarding same. Assumes that the interest rate on the junior subordinated notes will be 6.85% per annum, which was the rate in effect at December 31, 2024.
(2) Assumes that $948,000 and $1.7 million will be paid annually through December 31, 2029 pursuant to the shared services agreement and for the Services, respectively. See "Item 1. Business—Our Structure."
(3) Assumes that approximately $4.0 million of property management fees will be paid annually to the property managers of our multi-family properties, including $1.4 million related to unconsolidated joint ventures. Such sum reflects the amount we anticipate paying in 2025 on the multi-family properties we own at December 31, 2024. These fees are typically charges based on a percentage of rental revenues from a property. No amount has been reflected as payable pursuant thereto after five years as such amount is not determinable.

The following table sets forth as of December 31, 2024 information regarding the components of our long-term debt obligations:

	Payment due by Period
(Dollars in thousands)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Mortgages on consolidated properties (1)	$38,309	$150,323	$119,315	$246,372	$554,319
Mortgages on unconsolidated properties (1)	14,442	106,012	78,034	91,020	289,508
Junior subordinated notes and credit facility(2)	2,562	5,124	5,124	53,617	66,427
Total	$55,313	$261,459	$202,473	$391,009	$910,254
___________________________
(1) Includes payments of principal (including amortization payments), and interest, and excludes deferred financing costs.
(2) Assumes that the interest rate on the junior subordinated notes will be 6.85% per annum and that no amounts are outstanding under the credit facility.

Corporate Level Financing Arrangements

Junior Subordinated Notes
As of December 31, 2024, $37.4 million (excluding deferred costs of $237,000) in principal amount of our junior subordinated notes is outstanding. These notes mature in April 2036, contain limited covenants (including covenants prohibiting us from paying dividends or repurchasing capital stock if there is an event of default (as defined therein) on these notes), are redeemable at our option and bear an interest rate, which resets and is payable quarterly, of three-month term SOFR plus 226 basis points. At December 31, 2024 and 2023, the interest rate on these notes was 6.85% and 7.65%, respectively.
Credit Facility
Our credit facility with VNB New York, LLC, an affiliate of Valley National Bank (collectively, "VNB"), allows us to borrow, subject to compliance with borrowing base requirements and other conditions, up to $40 million, (i) for the acquisition of, and investment in, multi-family properties, (ii) to repay mortgage debt secured by multi-family properties and (iii) for Operating Expenses (i.e., working capital (including dividend payments) and operating expenses); provided, that not more than $25 million may be used for Operating Expenses. The credit facility is secured by cash accounts maintained by us at VNB (and we are required to maintain substantially all of our bank accounts at VNB), and the pledge of our interests in the entities that own three unencumbered multi-family properties used in calculating the borrowing base. The credit facility bears an annual interest rate, which resets monthly, equal to one-month term SOFR plus 250 basis points, with a floor of 6.00%. The interest rate at December 31, 2024 and February 28, 2025, was 6.96% and 6.83% respectively. There is an annual fee of 0.25% on the total amount committed by VNB and unused by us. The credit facility matures in September 2027. As of February 28, 2025, there was no balance outstanding and up to $40 million was available to be borrowed thereunder.
The terms of the credit facility include certain restrictions and covenants which, among other things, limit the incurrence of liens, require that we maintain and include in the collateral securing the facility at least two unencumbered properties with an aggregate value(as calculated pursuant to the facility) of at least $50 million, and require compliance with financial ratios relating to, among other things maintaining a minimum tangible net worth of $140 million, the minimum amount of debt service coverage with respect to the properties (and amounts drawn on the credit facility) used in calculating the borrowing base. Net proceeds received from the sale, financing or refinancing of wholly-owned properties are generally required to be used to repay amounts outstanding under the credit facility.
As of December 31, 2024, we were in compliance in all material respects with the requirements of the facility.

Other Financing Sources and Arrangements

At December 31, 2024, we are joint venture partners in unconsolidated joint ventures which own eight multi-family properties which distributed $4.4 million to us in 2024. We may be required to make capital contributions with respect to these properties. At December 31, 2024, our investment in these joint venture properties have a net equity carrying value of $31.3 million and are subject to mortgage debt, which is not reflected on our consolidated balance sheet, of $251.9 million. Although BRT Apartments Corp. is not the obligor with respect to such mortgage debt, the loss of any of these properties due to mortgage foreclosure or similar proceedings would have a material adverse effect on our results of operations and financial condition. See note 6 to our consolidated financial statements.

At December 31, 2024, we had preferred equity investments in joint ventures that own multi-family properties. These joint ventures paid us $196,000 in 2024 and we anticipate that, subject to the underlying property generating sufficient cash flow, that such joint ventures will pay us of $1.2 million in 2025. At December 31, 2024, the carrying value of these investments was $17.7 million and these investments are subordinate to mortgage debt of $51.3 million, which debt is not reflected on our consolidated balance sheet.
See "Item 1. Business-Mortgage Debt" for information regarding our mortgage debt at consolidated and unconsolidated subsidiaries.
Inflation
Substantially all of our multi-family property leases are for periods of one-year or less. The short-term nature of these leases generally serves to reduce our risk to adverse effects of inflation on our revenue. During 2024, we continued to experience inflationary pressures that drove higher operating expenses, primarily in personnel, repairs and maintenance, insurance and real estate taxes; such increases may continue in 2025 and thereafter, which would adversely affect our operating results.

Inflation affects the overall cost of our debt. We mitigate the risks presented by inflation through the use of long-term fixed interest rate debt and interest rate hedges and by paying down, when we deem appropriate, our credit facility debt. However, increasing interest rates, which generally correlates to increasing inflation, increases the interest expense on our junior subordinated notes and makes it less attractive to obtain mortgage debt (including the refinancing of an aggregate of $130.4 million of mortgage debt (including $60.8 million of mortgage debt at unconsolidated joint ventures, that matures in 2026) or use our credit facility in connection with acquisition and value add activities.

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

We anticipate that if we do not sell any multi-family properties this year, that a significant amount of the dividends we will pay in 2025 will be treated for federal income tax purposes as a return of capital.

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
Allowance for credit losses
We estimate the allowance for credit losses in accordance with the Current Expected Credit Loss (CECL) model under Accounting Standards Codification ("ASC") Topic 326. This model requires us to estimate expected lifetime credit losses for our loan portfolio (i.e., our preferred equity investments) by considering historical loss experience, current economic conditions, and reasonable and supportable forecasts of future economic trends. The estimate is highly subjective and involves significant judgment in the following areas:

•Historical Loss Data: We segment our loan portfolio based on risk characteristics such as borrower type, loan term, and collateral. We will use historical loss experience when available, as a basis for expected credit losses.
•Macroeconomic Forecasts: We incorporate forward-looking macroeconomic indicators, such as GDP growth, unemployment rates, and interest rate trends, to adjust historical loss trends.
•Qualitative Adjustments: We apply management judgments to adjust the allowance for factors that may not be fully captured in the quantitative model, including changes in emerging risks such as regulatory, geopolitical, or credit risks.
•The estimate of expected credit losses is inherently uncertain and sensitive to changes in economic conditions. For example, a 100-basis-point increase in unemployment rates or a prolonged downturn in the real estate market could result in a higher allowance for credit losses, negatively impacting our financial results. Conversely, improvements in economic conditions could result in a lower allowance.
•We continually evaluate the adequacy of our allowance for credit losses and adjust it as necessary. However, actual losses may differ from our estimates due to unforeseen changes in economic conditions or borrower behavior.
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
Equity-Based Compensation
We grant shares of restricted stock and restricted stock units ("RSUs") to eligible plan participants, subject to the recipient's continued service over a specified period and, with respect to the RSUs, the satisfaction of specified conditions over a specified period. A portion of the RSUs vest based upon satisfaction of specified metrics with respect to (i) total stockholder return(“TSR Awards”) and (ii) adjusted funds from operations(“AFFO Awards”), in each case as calculated pursuant to the applicable award agreement. We account for the restricted stock awards and RSUs in accordance with ASC 718, Compensation - Stock Compensation, which requires that such compensation be recognized in the financial statements based on its estimated grant-date fair value. The value of such awards is recognized as compensation expense in general and administrative expenses in the accompanying consolidated statements of operations over the applicable service periods. Grant date fair value is determined with respect to the (i) the restricted stock awards, by the closing stock price on the date of grant, (ii) TSR Awards, by using a Monte Carlo simulation relying upon various assumptions and (iii) AFFO Awards, by using the closing stock price on the grant date, subject to quarterly adjustment based upon management’s subjective projections as to the achievability of the specified metrics related to the AFFO Awards; changes in the projections related to the AFFO awards may have a significant impact on the expense we recognize on such awards. See Note 11 to our consolidated financial statements.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
All of our mortgage debt bears interest at fixed rates. Our credit facility bears interest at 30 day term SOFR plus 250 basis points, with an interest rate floor of 6%. At December 31, 2024, no amounts were drawn on the facility. Our junior subordinated notes bear interest at the rate of three-month term SOFR plus 226 basis points. At December 31, 2024, the interest rate on these notes was 6.85%. A 100 basis point increase or decrease in the rate would result in an increase or decrease, respectively, in interest expense in 2025 of $374,000 (all of which would be due to the change in rate on the junior subordinated notes).

Item 8.    Financial Statements and Supplementary Data.
The information required by this item appears in a separate section of this Report following Part IV.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
A review and evaluation was performed by our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that review and evaluation, our CEO and CFO have concluded that our disclosure controls and procedures, as designed and implemented as of December 31, 2024, were effective.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on these criteria.

Changes in Internal Controls over Financial Reporting
There have been no changes in our internal controls over financial reporting, as defined in in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that occurred during the three months ended December 31, 2024 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.    Other Information.
None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" in effect at any time during the three months ended December 31, 2024.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Apart from certain information concerning our executive officers which is set forth in Part I of this report, the other information required by Item 10 will be incorporated herein by reference to the applicable information to be in the proxy statement to be filed by April 30, 2025 for our 2025 Annual Meeting of Stockholders.
Item 11.    Executive Compensation.
The information concerning our executive compensation required by Item 11 is incorporated herein by reference to the proxy statement to be filed by April 30, 2025 with respect to our 2025 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except as set forth below, the information required by Item 12 is incorporated herein by reference to the proxy statement to be filed by April 30, 2025 with respect to our 2025 Annual Meeting of Stockholders.
Equity Compensation Plan Information
The following table provides information as of December 31, 2024 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under our 2018 Amended and Restated Incentive Plan (the “2018 Plan”), our 2020 Amended and Restated Incentive Plan (the “2020 Plan”), the 2022 Incentive Plan (the "2022 Plan"; and together with the 2018 Plan and the 2020 Plan, the “Prior Plans”), and our 2024 Incentive Plan (the “2024 Plan”; and together with the Prior Plans, the “Incentive Plans”). No further awards may be granted under the Prior Plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (2) (c)
Equity compensation plans approved by security holders	600,837	(1)	—	798,175	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	600,837	(1)	—	798,175	(2)
_______________________________________________________________________________
(1) Includes up to 198,761, 200,251 and 201,825 shares of common stock issuable pursuant to restricted stock units (“RSUs”) that vest as of June 30, 2025, June 30, 2026 and June 30, 2027, respectively, if and to the extent specified conditions are satisfied by such vesting dates. RSUs granted pursuant to the 2022 Plan and the 2024 Plan account for 399,012 shares and 201,825 shares, respectively. Excludes 910,929 shares of restricted stock issued pursuant to the Incentive Plans as such shares, although subject to forfeiture, are outstanding. See Note 11 to our consolidated financial statements.
(2)     Does not give effect to 165,408 shares of restricted stock granted January 13, 2025 pursuant to the 2024 Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information concerning relationships and certain transactions required by Item 13 is incorporated herein by reference to the proxy statement to be filed by April 30, 2025 with respect to our 2025 Annual Meeting of Stockholders.
Item 14.    Principal Accounting Fees and Services.
The information concerning our principal accounting fees required by Item 14 is incorporated herein by reference to the proxy statement to be filed by April 30, 2025 with respect to our 2025 Annual Meeting of Stockholders.

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

Exhibit No.		Title of Exhibits

1.1		Form of Equity Distribution Agreement dated May 12, 2023 (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on May 12, 2023).

2.1		Plan of Conversion dated December 8, 2016 (incorporated by reference to Annex B of Amendment No. 1 to our Registration Statement on Form S-4 filed January 12, 2017 (the "S-4 Registration") (Reg. No. 333-215221).

3.1		Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 filed with our Current Report on Form 8-K on March 20, 2017).

3.2		By-laws of the Registrant effective as of December 6, 2022 (incorporated by reference to Exhibit 3.2 filed with our Current Report on Form 8-K on December 6, 2022).

4.1		Junior Subordinated Supplemental Indenture, dated as of March 15, 2011, between us and the Bank of New York Mellon (incorporated by reference to Exhibit 4.1 filed with our Current Report on Form 8-K on March 18, 2011).

4.2		Description of Registrant's Securities Registered Pursuant to Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.2 filed with our Annual Report on Form 10-K for the year ended December 31, 2020).

10.1	*	Shared Services Agreement, dated as of January 1, 2002, by and among Gould Investors L.P., us, One Liberty Properties, Inc., Majestic Property Management Corp., Majestic Property Affiliates, Inc. and REIT Management Corp. (incorporated by reference to Exhibit 10.2 filed with our Annual Report on Form 10-K for the year ended September 30, 2008).

10.2	*	Form of Indemnification Agreement between the Registrant on the one hand, and its executive officers and directors, on the other hand (incorporated by reference to Exhibit 10.5 to our Annual Report of Form 10-K for the year ended September 30, 2017).

10.3		Membership Interest Purchase Agreement dated as of February 23, 2016 entered into between TRB Newark Assemblage, LLC ("TRB") and TRB Newark TRS, LLC ("TRB REIT" and together with TRB, collectively, the "Seller") and RBH Partners III, LLC, and joined by RBH-TRB Newark Holdings, LLC and GS-RBH Newark Holdings, LLC (incorporated by reference to exhibit 10.2 filed with our Quarterly Report on Form 10-Q for the period ended March 31, 2016).

Exhibit No.		Title of Exhibits
10.4		Amended and Restated Loan Agreement (the "Loan Agreement") made as of November 18, 2021, by and among us and VNB New York, LLC. (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K on November 18, 2021).
10.5		Unlimited guaranty given by us in favor of VNB (incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K on November 18, 2021).

10.6		Form of Pledge Agreement (incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K on November 18, 2021).
10.7		Form of Negative Pledge Agreement (incorporated by reference to Exhibit 10.4 filed with our Current Report on Form 8-K on November 18, 2021).
10.8		Letter agreement dated as of November 19, 2021 with respect to the Loan Agreement (incorporated by reference to exhibit 10.14 filed with our Annual Report on Form 10-K for the year ended December 31, 2021).
10.9		Amendment dated September 14, 2022 to the Loan Agreement (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K on September 16, 2022).
10.10		Second amendment dated as of August 22, 2023 to the Amended and Restated Loan Agreement made as of November 18, 2021, as amended, by and between us and VNB New York, LLC. (incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-Q for the period ended September 30, 2023).
10.11		Third amendment dated as of July 9, 2024 to the Amended and Restated Loan Agreement made as of November 18, 2021, as amended, by and between us and VNB New York, LLC (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K on July 15, 2024).
10.12		Form of Membership Interest Purchase Agreement used to effectuate the purchase of the interests of our joint venture partners (incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-Q for the period ended March 31, 2022).
10.13	*	2018 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.6 filed with our Current Report on Form 8-K on June 15, 2023).
10.14	*	2020 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.8 filed with our Current Report on Form 8-K on June 15, 2023).
10.15	*	2022 Incentive Plan (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K on June 10, 2022).
10.16	*	2024 Incentive Plan (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K on June 11, 2024).
10.17	*	Form of Restricted Shares Agreement for the 2018 Incentive Plan (incorporated by reference to Exhibit 10.10 filed with our Annual Report on Form 10-K filed December 10, 2018).
10.18	*	Form of Restricted Share Agreement awarded in 2023 pursuant to the 2022 Incentive Plan (incorporated by reference to Exhibit 10.19 filed with our Annual Report on Form 10-K for the year ended December 31, 2022).
10.19	*	Form of Restricted Share Agreement awarded in 2024 pursuant to the 2022 Incentive Plan (incorporated by reference to Exhibit 10.20 filed with our Annual Report on Form 10-K for the year ended December 31, 2023).
10.20	*	Form of Performance Awards Agreement granted in 2021 pursuant to the 2020 Incentive Plan (incorporated by reference to exhibit 10.1 of our Current Report on Form 8-K filed on June 11, 2021)
10.21	*	Form of Performance Awards Agreement granted in 2022 pursuant to the 2022 Incentive Plan (incorporated by reference to Exhibit 10.5 filed with our Quarterly Report on Form 10-Q for the period ended September 30, 2022).
10.22	*	Form of Performance Awards Agreement granted in 2023 pursuant to the 2022 Incentive Plan (incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-Q for the period ended June 30, 2023).
10.23	*	Form of Performance Awards Agreement granted in 2024 pursuant to the 2024 Incentive Plan (incorporated by reference to Exhibit 10.2 filed with our Quarterly Report on Form 10-Q for the period ended June 30, 2024).
19.1		Insider Trading Policy
21.1		Subsidiaries of the Registrant.

23.1		Consent of Ernst & Young, LLP.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "Act").

31.2		Certification of Senior Vice President—Finance pursuant to Section 302 of the Act.

31.3		Certification of Chief Financial Officer pursuant to Section 302 of the Act.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Act.

32.2	Certification of Senior Vice President—Finance pursuant to Section 906 of the Act.

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Act.

97.1	Registrant's Clawback Policy effective October 2, 2023 (incorporated by reference to Exhibit 97.1 filed with our Annual Report on March 14, 2024).

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

BRT APARTMENTS CORP.
Date:	March 12, 2025	By:	/s/ Jeffrey A. Gould
Jeffrey A. Gould Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Israel Rosenzweig	Chairman of the Board	March 12, 2025
Israel Rosenzweig

/s/ Jeffrey A. Gould	Chief Executive Officer, President and Director (Principal Executive Officer)	March 12, 2025
Jeffrey A. Gould

/s/ Carol Cicero	Director	March 12, 2025
Carol Cicero

/s/ Alan Ginsburg	Director	March 12, 2025
Alan Ginsburg

/s/ Fredric H. Gould	Director	March 12, 2025
Fredric H. Gould

/s/ Matthew J. Gould	Director	March 12, 2025
Matthew J. Gould

/s/ Louis C. Grassi	Director	March 12, 2025
Louis C. Grassi

/s/ Gary Hurand	Director	March 12, 2025
Gary Hurand

/s/ Jeffrey Rubin	Director	March 12, 2025
Jeffrey Rubin

/s/ Jonathan Simon	Director	March 12, 2025
Jonathan Simon

/s/ Elie Weiss	Director	March 12, 2025
Elie Weiss

/s/ George E. Zweier	Chief Financial Officer and Vice President (Principal Financial and Accounting Officer)	March 12, 2025
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

Index

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of BRT Apartments Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BRT Apartments Corp. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Index

Preferred Equity Investments

Description of the Matter
At December 31, 2024, the Company accounted for preferred equity investments totaling $17.7 million, net, as loans. As discussed in Notes 1 and 5 to the consolidated financial statements, at the inception of each such investment, the Company determined that the joint ventures in which the Company has the preferred equity investments are variable interest entities (“VIEs”), that the Company is not the primary beneficiary, and that such investments should be accounted for as loans.
Auditing the Company’s accounting for its preferred equity investments was especially challenging because (i) assessing the economic rights and control of the activities of the VIEs that most significantly impact their economic performance to determine the primary beneficiary and (ii) evaluating, among other things, the classification and accounting for the preferred equity investments as loans, are highly judgmental.

How We Addressed the Matter in Our Audit
To test the Company’s determination that it is not the primary beneficiary of the VIEs as well as its classification and accounting for the preferred equity investments as loans, our procedures included, among others, inspecting the preferred equity agreements, evaluating the judgments used by management to identify the activities of the VIEs that most significantly impact the economic performance of the joint ventures, and assessing the characteristics of the preferred equity investments, specifically the Company’s participation in the expected residual profits and the cash equity investments funded by the borrowers.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020

New York, New York

March 12, 2025

Index

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	December 31,
	2024	2023
ASSETS
Real estate properties, net of accumulated depreciation of $106,425 and $80,499	$615,915	$635,836
Investment in unconsolidated joint ventures	31,344	34,242
Loan receivables, net of deferred fees of $313 and allowance for credit loss of $270	17,667	—
Cash and cash equivalents	27,856	23,512
Restricted cash	3,221	632
Other assets	17,460	15,741
Total Assets	$713,463	$709,963

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $4,010 and $4,009	$446,471	$422,427
Junior subordinated notes, net of deferred costs of $237 and $257	37,163	37,143
Credit facility	—	—
Accounts payable, accrued and other liabilities	24,915	21,948
Total Liabilities	508,549	481,518
Commitments and contingencies
Equity:
BRT Apartments Corp. stockholders' equity:
Preferred shares $0.01 par value 2,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized,
17,872 and 17,536 shares issued at December 31, 2024 and 2023	179	175
Additional paid-in capital	272,275	267,271
Accumulated deficit	(67,485)	(38,986)
Total BRT Apartments Corp. stockholders' equity	204,969	228,460
Non-controlling interests	(55)	(15)
Total Equity	204,914	228,445
Total Liabilities and Equity	$713,463	$709,963

See accompanying notes to consolidated financial statements.

Index

     BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2024	2023
Revenues:
Rental and other revenue from real estate properties	$94,773	$93,069
Loan interest and other income	857	548
Total revenues	95,630	93,617
Expenses:
Real estate operating expenses—including $37 and $34 to related parties	43,555	41,821
Interest expense	22,596	22,161
General and administrative—including $698 and $642 to related party	15,595	15,433
Provision for credit loss	270	—
Depreciation and amortization	25,926	28,484
Total expenses	107,942	107,899
Total revenues less total expenses	(12,312)	(14,282)
Equity in earnings from unconsolidated joint ventures	1,644	2,293
Equity in earnings from sale of unconsolidated joint venture properties	—	14,744
Gain on sale of real estate	806	604
Casualty loss	—	(323)
Insurance recovery of casualty loss	—	793
Gain on insurance recovery	—	240
(Loss) income from continuing operations	(9,862)	4,069
(Benefit) provision for taxes	(226)	54
(Loss) income from continuing operations, net of taxes	(9,636)	4,015
Income attributable to non-controlling interests	(155)	(142)
Net (loss) income attributable to common stockholders	$(9,791)	$3,873

Weighted average number of shares of common stock outstanding:
Basic	17,752,226	17,918,270
Diluted	17,752,226	17,948,276

Per share amounts attributable to common stockholders
Basic	$(0.52)	$0.16
Diluted	$(0.52)	$0.16
See accompanying notes to consolidated financial statements.

Index

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2024 and 2023
(Dollars in thousands, except per share data)

	Shares of Common Stock	Additional Paid-In Capital	(Accumulated Deficit)	Non-Controlling Interests	Total
Balances, December 31, 2022	$180	$273,863	$(23,955)	$(18)	$250,070
Distributions - Common Stock - $0.98 per share	—	—	(18,904)	—	(18,904)
Restricted stock and restricted stock units vesting	2	(2)	—	—	—
Compensation expense—restricted stock and restricted stock units	—	4,768	—	—	4,768
Distributions to non-controlling interests	—	—	—	(139)	(139)
Shares issued through DRIP	—	3,034	—	—	3,034
Shares repurchased	(7)	(14,392)	—	—	(14,399)
Net income	—	—	3,873	142	4,015
Balances, December 31, 2023	$175	$267,271	$(38,986)	$(15)	$228,445
Distributions - Common Stock - $1.00 per share	—	—	(18,708)	—	(18,708)
Restricted stock and restricted stock units vesting	3	(3)	—	—	—
Compensation expense—restricted stock and restricted stock units	—	4,877	—	—	4,877
Distributions to non-controlling interests	—	—	—	(195)	(195)
Shares issued through DRIP	3	3,623	—	—	3,626
Shares repurchased	(2)	(3,493)	—	—	(3,495)
Net (loss) income	—	—	(9,791)	155	(9,636)
Balances, December 31, 2024	$179	$272,275	$(67,485)	$(55)	$204,914

See accompanying notes to consolidated financial statements.

Index

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(9,636)	$4,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,926	28,484
Provision for credit loss	270	—
Amortization of deferred financing fees	1,150	1,072
Amortization of debt fair value adjustment	558	613
Amortization of deferred loan fee income	(9)	—
Amortization of restricted stock and restricted stock units	4,877	4,768
Equity in earnings of unconsolidated joint ventures	(1,644)	(2,293)
Equity in earnings on sale of real estate of unconsolidated ventures	—	(14,744)
Gain on sale of real estate	(806)	(604)
Gain on insurance recovery	—	(240)
Increases and decreases from changes in other assets and liabilities:
Decrease (increase) in other assets	559	(787)
Increase (decrease) in accounts payable and accrued liabilities	2,898	(678)
Net cash provided by operating activities	24,143	19,606
Cash flows from investing activities:
Improvements to real estate owned	(6,152)	(9,643)
Additions to loan receivables	(18,250)	—
Proceeds from the sale of real estate owned	953	711
Distributions from unconsolidated joint ventures	4,708	25,687
Contributions to unconsolidated joint ventures	(166)	(316)
Proceeds from insurance recoveries	—	240
Net cash (used in) provided by investing activities	(18,907)	16,679

Cash flows from financing activities:
Proceeds from mortgages payable	27,375	21,173
Mortgage principal payments	(3,888)	(3,308)
Repayment of credit facility	—	(19,000)
Increase in deferred financing costs	(1,216)	(683)
Dividends paid	(18,639)	(18,909)
Distributions to non-controlling interests	(195)	(139)
Proceeds from the issuance of DRP shares	3,626	3,034
Repurchase of shares of common stock	(3,495)	(14,399)
Net cash provided by (used in) financing activities	3,568	(32,231)
Net increase in cash, cash equivalents, restricted cash and escrows:	8,804	4,054
Cash, cash equivalents, restricted cash and escrows at beginning of year	31,775	27,721

Index

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2024	2023
Cash, cash equivalents, restricted cash and escrows at end of year	$40,579	$31,775
Supplemental disclosures of cash flow information:
Cash paid during the year for interest expense	$20,870	$20,433
Cash paid (net of refunds received) during the year for income and excise taxes	$(439)	$689

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

	December 31,
	2024	2023
Cash and cash equivalents	$27,856	$23,512
Restricted cash	3,221	632
Escrows (Other assets)	9,502	$7,631
Total cash, cash equivalents, restricted cash and escrows shown in consolidated statement of cash flows	$40,579	$31,775

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES
Organization and Background
BRT Apartments Corp. (“BRT” or the “Company”) owns, operates and, to a lesser extent, develops multi-family properties. These multi-family properties may be wholly owned by us or by unconsolidated joint ventures in which the Company contributes a significant portion of the equity. At December 31, 2024, BRT: (i) wholly-owns 21 multi-family properties located in eleven states with an aggregate of 5,420 units and a carrying value of $614,235,000; (ii) has ownership interests, through unconsolidated entities, in eight multi-family properties located in four states with an aggregate of 2,527 units, and the carrying value of its net equity investment is $31,258,000; (iii) have investments in joint ventures that own two multi-family properties which investments are treated for financial statement reporting purposes as loans ("the Preferred Equity Investments"), with a carrying value of $17,667,000, and (iv) owns other assets, through consolidated and unconsolidated subsidiaries, with a carrying value of $1,765,000. The Company's 29 multi-family properties are located primarily in the Southeast United States and Texas.

BRT conducts its operations to qualify as a real estate investment trust, or REIT, for Federal income tax purposes.
Most of the Company's assets are comprised of multi-family real estate assets generally leased to tenants on a one-year basis. Therefore, the Company aggregates real estate assets for reporting purposes and operates in one reportable segment.
Principles of Consolidation
The consolidated financial statements include the accounts and operations of the Company and its wholly-owned subsidiaries.
The joint venture that owns a commercial property in Yonkers, NY was determined not to be a variable interest entity ("VIE") but is consolidated because the Company has controlling rights in such entity.
Other than the preferred equity investments (described in the following paragraph), the Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting. For each joint venture, the Company evaluated the rights provided to each party in the venture to assess the consolidation of the venture. All investments in unconsolidated joint ventures have sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support and, as a group, the holders of the equity at risk have power through voting rights to direct the activities of these ventures. As a result, none of these joint ventures are VIEs. Additionally, the Company does not exercise substantial operating control over these entities, and therefore the entities are not consolidated. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for their share of equity in earnings, cash contributions and distributions. The distributions to each joint venture partner are determined pursuant to the applicable operating agreement and may not be pro-rata to the percentage equity interest each partner has in the applicable venture.
The joint ventures in which we have the preferred equity investments were determined to be VIE's, as it has been determined that the equity holders lack the ability to direct the activities of the legal entity that most significantly impact the entity's economic performance. It was determined that the Company is not the primary beneficiary as the Company does not have the power to direct the activities of the VIE that most significantly impact the VIE's performance, and therefore these entities are not consolidated.
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
December 31, 2024

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (continued)
In accordance with Accounting Standards Codification ("ASC") Topic 740 - "Income Taxes", the Company believes that it has appropriate support for the income tax positions taken and, as such, does not have any uncertain tax positions that, if successfully challenged, could result in a material impact on the Company's financial position or results of operations. The Company's income tax returns for the tax years 2021 through 2023 are subject to review by the Internal Revenue Service.
Revenue Recognition
Rental revenue from multi-family properties is recorded when due from residents and is recognized monthly as it is earned. Rental payments are due in advance. Lease concessions are generally reported on a straight line basis over the lease term. Leases on residential properties are generally for terms that do not exceed one year.
Rental revenue from commercial properties, including the base rent that each tenant is required to pay in accordance with the terms of their respective leases, net of any rent concessions and lease incentives, is reported on a straight-line basis over the non-cancellable term of the lease.
Current Returns (as defined in Note 5- Loan receivables) from our preferred equity investments are recorded as interest income when it is earned from the sponsor of the joint venture and Hurdle Returns ( as defined in Note 5- Loan Receivable) are recorded as interest income when it is probable that it will be received. Deferred loan fees are capitalized and recorded into income over the life of the investment.
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
December 31, 2024

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (continued)
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
Loan receivables
Loan receivables represent preferred equity investments that were funded by the Company with the intent and ability to hold to maturity or payoff. At the inception of each investment we determine whether such investment should be accounted for as a loan, equity interest or real estate. We have determined that all such investments are properly accounted for and reported as loans. Loans receivable are held for investment and may be subordinate to other senior loans. Loans receivable are reported at their unpaid principal balance, net of any deferred loan costs, and allowance for current expected credit losses (“CECL”). Unamortized premiums, discounts or deferred loans costs are deferred and amortized over the estimated life of the loan using the effective interest method and recognized in "Loan interest and other income" in the Company’s Consolidated Statement of Operations. The Company monitors the credit quality of its loans receivable on an ongoing basis and considers indicators of credit quality such as loan payment activity, the estimated fair value of the related property, the seniority of the Company’s loan in relation to other debt and the prospects of the borrower. Given the small number of loans outstanding, the Company believes the characteristics of these receivables are not sufficiently similar to allow an evaluation as a group for CECL allowance. As such, all of the Company’s loans are evaluated individually for this purpose. The Company evaluates the collectability of both principal and interest based upon an assessment of the underlying value of the investment to determine whether these receivables are impaired.
In accordance with accounting guidance, the Company it treating its preferred equity investments as loans. Despite participating in the expected residual profit, each borrower(i.e., the sponsor/owner of the multi-family property in which the Company made a preferred equity investment) has a cash equity investment substantial to the project that are not funded by the mortgage lender. As such these arrangements are accounted for as loan receivables.
Allowance for Credit Losses on Loan Receivables
The CECL reserve required under ASU 2016-13 “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments (Topic 326)” (“ASU 2016-13”), reflects the Company's estimate as of the balance sheet date of potential credit losses related to its loan portfolio. Changes to the CECL reserve are recognized through a provision for or reversal of current expected credit loss reserve on the Company's consolidated statements of operations. ASU 2016-13 specifies the reserve should be based on relevant information about past events, including historical loss experience, current loan portfolio, market conditions and reasonable and supportable macroeconomic forecasts for the duration of each loan. The Company has elected to apply the practical expediant to exclude accrued interest receivable from the amortized cost basis of the receivables.

The Company considers key credit quality indicators in underwriting loans and estimating credit losses, including: the capitalization of borrowers and sponsors; the expertise of the sponsors in a particular real estate sector and geographic market; collateral type; geographic region; use and occupancy of the property; property market value; loan amount and lien position; industry risk rating for the same and similar loans; and prior experience with the sponsor. Such analyses are completed and reviewed by asset management personnel and evaluated by senior management on at least a quarterly basis, utilizing various

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (continued)
data sources, including, to the extent available, (i) periodic financial data such as property occupancy, rental rates, capitalization and discount rates, (ii) site inspections, (iii) sales and financing comparables, (iv) current credit spreads for refinancing and (v)
other relevant market data. Ultimate repayment of our Preferred Loan Interests is sensitive to interest rate changes, general economic conditions, liquidity, existence of an active sales market for properties, and availability of replacement financing.

Adjustments to the allowance are recorded on the Company's Consolidated Statements of Operations as "Provision for credit loss". If the Company has determined that a loan or a portion of the loan is uncollectable, it will write off the uncollectable portion of the loan through an adjustment to its CECL allowance based on the net present value of expected future cash flows. Write-offs are recorded in the period in which the loan balance is deemed uncollectible based on management’s judgment.
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
Restricted Cash
Restricted cash consists of cash held for construction costs and property improvements for specific joint venture properties as may be required by contractual arrangements
Segment Reporting
On January 1, 2024, the Company adopted the FASB ASU No. 2023-07, Segment Reporting – Improvements to Reportable Segments Disclosures, as amended, which enhances disclosures of significant segment expenses regularly provided to the chief operating decision maker.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (continued)
Substantially all of the Company’s real estate assets, at acquisition, are comprised of real estate owned that is leased to tenants on a short-term basis. Therefore, the Company aggregates real estate assets for reporting purposes and operates in one reportable segment.

The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. As the Company operates in one reportable segment, the CODM is provided financial reports which include (i) a consolidated and property level income statements (detailing total revenues, total real estate operating expenses and net income). These financial reports assist the CODM in assessing the Company’s financial performance and in allocating resources appropriately.
Other Assets
Other assets consist of real estate tax , insurance and replacement escrows (all of the foregoing classified as restricted cash within the consolidated statement of cash flows), lease intangibles, tenant receivables, prepaid expenses and other receivables.
Deferred Costs
Fees and costs incurred in connection with multi-family property financings are deferred and amortized over the term of the related debt obligations. Fees and costs paid related to the successful negotiation of commercial leases are deferred and amortized on a straight-line basis over the terms of the respective leases and are included in other assets on the consolidated balance sheets.
Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2—REAL ESTATE PROPERTIES
Real estate properties consist of the following (dollars in thousands):

	December 31,
	2024	2023
Land	$74,246	$74,246
Building	616,979	616,979
Building improvements	31,115	25,110
Real estate properties	722,340	716,335
Accumulated depreciation	(106,425)	(80,499)
Total real estate properties, net	$615,915	$635,836

A summary of activity in real estate properties, net, for the year ended December 31, 2024 follows (dollars in thousands):

	December 31, 2023 Balance	Improvements	Depreciation	Asset Sale	December 31, 2024 Balance
Multi-family	$634,045	$6,005	$(25,815)	$—	$614,235
Retail shopping center - Yonkers, NY/Other	1,791	147	(111)	(147)	1,680
Total real estate properties	$635,836	$6,152	$(25,926)	$(147)	$615,915

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024
NOTE 2—REAL ESTATE PROPERTIES (continued)
The following summarizes, by state, information for the year ended December 31, 2024 regarding consolidated properties (dollars in thousands):

Location	Number of Properties	Number of Units	2024 Rental and Other Revenue	% of 2024 Rental and Other Revenue
Tennessee	2	702	$14,048	15%
Mississippi	2	776	12,648	13%
Alabama	3	740	11,391	12%
Georgia	3	688	10,610	11%
Florida	2	518	9,458	10%
Texas	3	600	9,342	10%
South Carolina	2	474	8,813	9%
Virginia	1	220	4,868	5%
North Carolina	1	264	4,295	5%
Ohio	1	264	3,935	4%
Missouri	1	174	3,770	4%
Other (a)	—	—	1,595	2%
	21	5,420	$94,773
__________________________________________
(a) Represents non-multi-family revenues.

Future minimum rentals to be received pursuant to non-cancellable operating leases with terms in excess of one year, from a commercial property owned by the Company at December 31, 2024, are as follows (dollars in thousands):

Year Ending December 31,	Amount
2025	$1,319
2026	1,319
2027	1,319
2028	887
2029	704
Thereafter	4,132
Total	$9,680
Leases at the Company's multi-family properties are generally for a term of one year or less and are not reflected in this table.

NOTE 3—ACQUISITIONS AND DISPOSITIONS
Property Dispositions
During the year ended December 31, 2024, the Company sold a cooperative apartment unit located in New York, NY for a sales price of $1,050,000 and, after closing costs, recognized a gain of $806,000 on the sale.
During the year ended December 31, 2023, the Company sold a cooperative apartment unit located in New York, NY for a sales price of $785,000 and, after closing costs, recognized a gain of $604,000 on the sale.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024
NOTE 4—RESTRICTED CASH
The restricted cash reflected on the consolidated balance sheets represents funds held by the Company specifically allocated for capital improvements at properties where we have a preferred equity investment; such funds are not generally available for general corporate purposes.

NOTE 5—LOANS
The Company made preferred equity investments in two separate joint ventures which in turn acquired multifamily properties in the locations identified below. In accordance with GAAP, these investments are treated as loans. These investments are unsecured and are subordinate, including the payment of the returns thereon, to the mortgage debt encumbering the property acquired by the applicable joint venture. Information as to these investments at December 31, 2024 is summarized below (dollars and thousands):

Location	Investment Date	Annual Return	Current Return	Hurdle Return	Invested Amount	Redemption Date	Deferred fees
Wilmington, NC	October 2024	13%	6.00%	7.00%	$7,000	November 2031	$135
Kennesaw, GA	November 2024	13%	6.50%	6.50%	11,250	June 2029	178
					$18,250		$313
These investments provide for (1) an Annual Return ( as set forth in the table above) to the Company, of which the Current Return ( as set forth in the table above) is payable monthly to the extent of remaining cash flow, if any, parri passu or after the sponsor's receipt of its management fees and specified returns on its investment and (2) the total amount invested by the Company, including any unpaid portion of the Current Return and the Hurdle Return, to be payable to the Company, prior to any payments to the sponsor, upon the earlier to occur of certain events (e.g., sale of the property or the refinancing of the mortgage underlying the property) and the redemption date specified above. The Current Return is recorded as interest income when it is due from the sponsor and the Hurdle Return is recognized as interest income when it is received. The Company's exposure to loss is limited to its original Invested Amount (as set forth in the table above).
The following table provides the net carrying value of our loans as of December 31, 2024 (dollars in thousands);

December 31, 2024
Unpaid principal balance	$18,250
less: allowance for credit loss	(270)
less: deferred loan fees	(313)
Net carrying value	$17,667
We recorded $206,000 of interest income (including loan fee amortization of $9,000) related to these loans in the year ended December 31, 2024. As of December 31, 2024, these loans were current in their payment of the Current Return.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

NOTE 6—ALLOWANCE FOR CREDIT LOSS

Changes in the Company's allowance for credit loss were as follows for the year ended December 31, 2024
(in thousands):

December 31, 2024
CECL allowance at beginning of year	$—
Provision for credit loss	270
Write-offs	—
Balance at end of year	$270

There was no CECL allowance for the year ended December 31, 2023.

NOTE 7—LEASES

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

Lessee Accounting

The Company is a lessee under a ground lease in Yonkers, NY which is classified as an operating lease. The ground lease is scheduled to expire on June 30, 2045. There are no renewal options. As of December 31, 2024, the remaining lease term is 20.5 years.

The Company is a lessee under a corporate office lease in Great Neck, NY, which is classified as an operating lease. The lease expires on December 31, 2031 and provides a five-year renewal option. As of December 31, 2024, the remaining lease term, including renewal options deemed exercised, is 12.0 years.

As of December 31, 2024, the Company's right-of-use ("ROU") assets and lease liabilities were $2,003,000 and $2,167,000, respectively and as of December 31, 2023, the Company's ROU assets and lease liabilities were $2,183,000 and
$2,318,000, respectively. The ROU assets and lease liabilities are reported on the consolidated balance sheets in Other assets and Accounts payable and accrued liabilities, respectively.

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

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

NOTE 7—LEASES continued)

As of December 31, 2024, the minimum future lease payments related to the operating ground and office leases are as follows (dollars in thousands):

Year Ending December 31,	Amount
2025	$251
2026	257
2027	262
2028	267
2029	274
Thereafter	2,701
Total undiscounted cash flows	$4,012
Present value discount	(1,845)
Lease liability	$2,167

NOTE 8—INVESTMENT IN UNCONSOLIDATED VENTURES
At December 31, 2024 and 2023, the Company owned interests in unconsolidated joint ventures (the "Unconsolidated Properties") that owns multi-family properties (including Stono Oaks that was in lease-up at December 31, 2024 and that was a development project at December 31, 2023). The condensed balance sheets below presents information regarding such investments (other than the preferred equity investments) (dollars in thousands):

	December 31,
	2024	2023
ASSETS
Real estate properties, net of accumulated depreciation of $81,843 and $69,970	$318,594	$275,874
Cash and cash equivalents	5,549	6,447
Other Assets (1)	5,567	54,715
Total Assets	$329,710	$337,036

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $837 and $1,135	$251,112	$246,966
Accounts payable and accrued liabilities	5,148	8,751
Total Liabilities	256,260	255,717
Commitments and contingencies
Equity:
Total unconsolidated joint venture equity	73,450	81,319
Total Liabilities and Equity	$329,710	$337,036

Company equity interest in all joint venture equity	$31,344	$34,242
___________________________________
(1) Includes work-in-process at December 31, 2023 of approximately $46,509, related to Stono Oaks.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

NOTE 8—INVESTMENT IN UNCONSOLIDATED VENTURES (continued)
The condensed income statements below presents information regarding the Unconsolidated Properties (dollars in thousands):

	Year Ended December 31,
	2024	2023
Revenues:
Rental and other revenue	$45,182	$44,785
Total revenues	45,182	44,785

Expenses:
Real estate operating expenses	21,840	20,577
Interest expense	11,357	9,268
Depreciation	11,873	10,403
Total expenses	45,070	40,248
Total revenues less total expenses	112	4,537
Other equity earnings	235	126
Gain on insurance recoveries	—	65
Gain on sale of real estate properties	—	38,418
Loss on extinguishment of debt	—	(561)
Net income from joint ventures	$347	$42,585

BRT equity in earnings and equity in earnings from sale of unconsolidated joint venture properties	$1,644	$17,037

Dispositions of Properties
The table below provides information regarding the disposition of real estate properties by unconsolidated joint ventures in the year ended December 31, 2023 (dollars in thousands):

Location	Sale Date	Number of Units	Sale Price	Gain on Sale	BRT Share of Gain on Sale	BRT Share of Loss of Extinguishment on Debt
Chatham Court and Reflections - Dallas, TX	5/12/2023	494	$73,000	$38,418	$14,744	$212

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

NOTE 9—DEBT OBLIGATIONS
Debt obligations consist of the following (dollars in thousands):

	December 31,
	2024	2023
Mortgages payable	$450,481	$426,436
Junior subordinated notes	37,400	37,400
Credit facility	—	—
Deferred loan costs (1)	(4,247)	(4,266)
Total debt obligations	$483,634	$459,570
________________________
(1) Excludes $374 and $289 at December 31, 2024 and 2023, respectively, of deferred fees related to our credit facility which is reflected in Other Assets.

A summary of activity in property debt, net of deferred loan fees, for the year ended December 31, 2024 is as follows (dollars in thousands):

Balance at December 31, 2023	$422,427
New mortgage	27,375
Amortization of fair value adjustment	558
Principal amortization	(3,888)
Changes in deferred fees	(1)
Balance at December 31, 2024	$446,471
At December 31, 2024, $450,481,000 of mortgage debt, all of which is fixed rate, with a weighted average interest rate of 4.09% and a weighted average remaining term to maturity of 6.1 years, is outstanding on 19 of the Company's multi-family properties. Scheduled principal repayments for the periods indicated are as follows (dollars in thousands):

Year Ending December 31,	Scheduled Principal Payments
2025	$19,860
2026	74,622
2027	46,190
2028	40,697
2029	56,272
Thereafter	212,840
$450,481

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

NOTE 9—DEBT OBLIGATIONS (continued)
The unamortized balance of acquisition related mortgage intangibles, which is included in mortgages payable in the consolidated balance sheet, was $829 at December 31, 2024 and will be amortized as follows (dollars in thousands):

Year Ending December 31,	Amount
2025	$501
2026	214
2027	(28)
2028	—
2029	127
Thereafter	15
Total	$829
On August 22, 2024, the Company obtained mortgage debt of $27,375,000 on its Woodland Trails - LaGrange, GA multi-family property; such mortgage debt matures in September 2031, bears an interest rate of 5.22% and is interest only for the term of the mortgage.
On February 24, 2023, the Company obtained mortgage debt of $21,173,000 on its Silvana Oaks - North Charleston, SC multi-family property; such mortgage debt matures in March 2033, bears an interest rate of 4.45% and is interest only for the term of the mortgage.
Interest expense for the years ended December 31, 2024 and 2023, which includes amortization of deferred loans fees and fair value adjustments, was $19,372,000 and $18,819,000 respectively.
Credit Facility
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
The interest rate on the credit facility, which adjusts monthly and is subject to a floor of 6.00%, equals one-month term SOFR plus 250 basis points. The interest rate in effect as of December 31, 2024 and February 28, 2025 was 6.96% and 6.83%, respectively. There is an unused facility fee of 0.25% per annum on the total amount committed by VNB and unused by the Company. At December 31, 2024, the Company is in compliance in all material respects with its obligations under the facility.
At December 31, 2024, and February 28, 2025, there was no outstanding balance on the facility and $40,000,000 was available to be borrowed. At December 31, 2023, there was no outstanding balance of on the facility. There was no average balance outstanding on the facility for 2024 and for 2023 it was $2,811,000. Interest expense for the years ended December 31, 2024 and 2023, which includes amortization of deferred financing costs and unused fees, was $365,000 and $574,000, respectively. Deferred costs of $374,000 and $289,000 are recorded in Other Assets on the consolidated balance sheets at December 31, 2024 and 2023, respectively.
Junior Subordinated Notes
At December 31, 2024 and 2023, the outstanding principal balance of the Company's junior subordinated notes was $37,400,000, before deferred financing costs of $237,000 and $257,000, respectively. The interest rate on the outstanding balance resets quarterly and is based on three month term SOFR + 2.26%. The rate in effect at December 31, 2024 and 2023 was 6.85% and 7.65%, respectively. The notes mature April 30, 2036.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

NOTE 9—DEBT OBLIGATIONS (continued)
The notes require interest only payments through the maturity date, at which time repayment of all outstanding principal and unpaid interest is due. Interest expense for the years ended December 31, 2024 and 2023, which includes amortization of deferred costs, was $2,859,000 and $2,768,000, respectively.

NOTE 10—INCOME TAXES
The Company elected to be taxed as a REIT pursuant to the Code. As a REIT, the Company is generally not subject to Federal income taxes at the corporate level if it distributes 100% of its REIT taxable income, as defined, to its stockholders. To maintain its REIT status, the Company must distribute at least 90% of its ordinary taxable income; however, if it does not distribute 100% of its taxable income, it will be taxed on undistributed income. There are a number of organizational and operational requirements the Company must meet to remain a REIT. If the Company fails to qualify as a REIT in any taxable year, its taxable income will be subject to Federal income tax at regular corporate tax rates and it may not be able to qualify as a REIT for four subsequent tax years. Even if it is qualified as a REIT, the Company is subject to certain state and local income taxes and to Federal income and excise taxes on undistributed taxable income. For income tax purposes, the Company reports on a calendar year basis. As of December 31, 2024, tax returns for the calendar years 2021 through 2023 remain subject to examination by the Internal Revenue Service and various state and local tax jurisdictions.
During the years ended December 31, 2024 and 2023, the Company recorded $(226,000) and $54,000, respectively, of state franchise tax (benefit) expense, net of refunds, relating to the 2024 and 2023 calendar years.
Earnings and profits, which determine the taxability of dividends to stockholders, differs from net income reported for financial statement purposes due to various items, including timing differences related to impairment charges, depreciation methods and carrying values.
NOTE 11—STOCKHOLDERS' EQUITY
Common Stock Dividend Distribution
During the years ended December 31, 2024 and 2023, the Company declared an aggregate of $1.00 and $1.00 per share in cash dividends, respectively.
Stock Based Compensation
In 2024, the Company's stockholders approved the 2024 Incentive Plan (the "2024 Plan"). This plan permits the Company to grant: (i) stock options, restricted stock, restricted stock units, performance shares awards and any one or more of the foregoing, for up to a maximum of 1,000,000 shares; and (ii) cash settled dividend equivalent rights in tandem with the grant of restricted stock units and certain performance based awards. As of December 31, 2024, 798,175 shares are available for issuance pursuant to awards under the 2024 Plan. Awards to acquire 600,837 shares of common stock are outstanding under the 2024 Plan, the 2022 Incentive Plan (the "2022 Plan"), the 2020 Amended and Restated Incentive Plan (the "2020 Plan"), and the 2018 Amended and Restated Incentive Plan (the "2018 Plan; and together with the 2020 Plan and the 2022 Plan, the "Prior Plans"). No further awards may be granted pursuant to the Prior Plans.

The table below reflects activity under the 2024 Plan and the Prior Plans:

Incentive Plan	2024 Plan		2022 Plan	2020 Plan	2018 Plan
Maximum shares	1,000,000		1,000,000	1,000,000	600,000
Restricted shares issued	—		(330,353)	(475,747)	(459,495)
RSUs issued	(215,325)		(427,459)	(210,375)	—
Restricted shares and RSUs forfeited	13,500		39,282	4,863	1,000
Expired shares	—		(281,470)	(318,741)	(141,505)
Remaining shares available to be issued	798,175	(1)	—	—	—
(1) Excludes 165,408 restricted shares issued in January 2025.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

NOTE 11—STOCKHOLDERS' EQUITY (continued)
Restricted Stock
In January 2024 and January 2023, the Company granted shares of restricted stock pursuant to the 2022 Plan and 2020 Plan, respectively. The shares of restricted stock generally vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For financial statement purposes, the restricted stock is not included in the outstanding shares shown on the consolidated balance sheets until they vest, but are included in the basic and diluted earnings per share computation. The weighted average remaining vesting period of the outstanding restricted stock is 1.95 years. Subsequent to December 31, 2024, the Company granted 165,408 stock of restricted stock pursuant to the 2024 Plan.
The tables below presents information regarding the changes in the number of shares of restricted stock outstanding under the Company's equity incentive plans, compensation expense and unearned compensation for the periods indicated (dollars in thousands):

	Year Ended December 31,
Restricted Stock Grants:	2024	2023
Unvested at beginning of the year	951,839	934,092
Grants	166,439	163,914
Forfeitures	(12,825)	(1,670)
Vested during the year	(194,524)	(144,497)
Unvested at the end of the year	910,929	951,839

Amounts charged to compensation expense	$3,674	$3,360
Unearned compensation at period end	$6,660	$7,484

Restricted Stock Units
In July 2024 and June 2023, the Company, pursuant to the 2024 Plan and the 2022 Plan, respectively, issued restricted stock units (the "RSUs") to acquire shares of common stock. The RSUs granted entitle the recipients, subject to continued service during the applicable performance period, to (i) shares of common stock, (the "TSR Award"), based on achieving, during the three-year performance period (the "Measurement Period"), specified levels in compounded annual growth rate ("CAGR") in total stockholder return (“TSR”), and (ii) shares of common stock based on achieving, during the Measurement Period, specified levels in CAGR in adjusted funds from operations (the "AFFO Award"), in each case as determined pursuant to the award agreement. In addition, with respect to each of the RSUs granted in 2024 and 2023, additional shares (the "Peer Group Adjustment") may be added to or subtracted from the TSR Award based on attaining or failing to attain, as the case may be, during the Measurement Period, of specified levels of CAGR in TSR in comparison to the REITs that comprise, with specified exceptions, the FTSE NAREIT Equity Apartment  Index.
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
December 31, 2024

NOTE 11—STOCKHOLDERS' EQUITY (continued)
The tables below presents activity and changes in the number of RSUs under the Company's equity incentive plans, compensation expense and unearned compensation for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2024	2023
RSUs:
Unvested units at beginning of year	634,490	420,739

Grants - TSR Awards	95,700	95,550
Grants - TSR Peer group adjustment	23,925	23,890
Grants - AFFO Awards	95,700	95,550
Total RSUs granted in applicable year	215,325	214,990

Vested	(123,384)	—
Forfeitures	(39,656)	(1,239)
Expired	(85,938)	—
Total unvested RSUs at end of year	600,837	634,490

Amounts charged to compensation expense	$1,203	$1,408
Unearned compensation at period end	$1,692	$1,999

For the TSR Awards, a third party appraiser prepared a Monte Carlo simulation pricing model to assist management in determining fair value. The Monte Carlo valuation consisted of computing the grant date fair value of the awards using the Company's simulated stock price. For these TSR awards, the per unit of share fair value was estimated using the following assumptions:

Award Year	Expected Life ( yrs)	Dividend Rate	Risk-Free Interest Rate			Expected Price Volatility
2024	3	5.38%	4.26%	to	5.17%	29.84%	to	31.70%
2023	3	5.08%	4.42%	to	5.28%	28.99%	to	37.97%

For the AFFO Awards granted, fair value is based on the market value on the date of grant. Expense is not recognized on RSUs which the Company does not expect to vest because the performance conditions are not expected to be satisfied. Performance assumptions are re-evaluated quarterly.The total amount recorded at the grant date as deferred compensation with respect to the AFFO awards granted in 2024 and 2023 was $1,132,000 and $1,879,000 respectively.
The following table reflects the compensation expense recorded for all equity incentive plans (dollars in thousands):

	Year Ended December 31,
	2024	2023
Restricted stock	$3,674	$3,360
RSUs	1,203	1,408
Total compensation	$4,877	$4,768

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

NOTE 11—STOCKHOLDERS' EQUITY (continued)
Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands):

	Year Ended December 31,
	2024	2023
Numerator for basic and diluted earnings per share:
Net (loss) income	$(9,636)	$4,015
Deduct (earnings) attributable to non-controlling interests	(155)	(142)
Deduct loss (earnings) allocated to unvested restricted stock	493	(953)
Net (loss) income available for common stockholders: basic and diluted	$(9,298)	$2,920

Denominator for basic earnings per share:
Weighted average number of common shares outstanding	17,752,226	17,918,270
Effect of dilutive securities:
RSUs	—	30,006
Denominator for diluted earnings per share:
Weighted average number of shares	17,752,226	17,948,276

(Loss) earnings per common share, basic	$(0.52)	$0.16
(Loss) earnings per common share, diluted	$(0.52)	$0.16

Equity Distribution Agreements
In May 2023, the Company (i) terminated the equity distribution agreements dated March 18, 2022 and (ii) entered into equity distribution agreements with three sales agents to sell up to $40,000,000 of shares of its common stock from time-to-time in an at-the-market offering. During the years ended December 31, 2024 and 2023, the Company did not sell any shares. At December 31, 2024, the Company is authorized to sell an aggregate of $40,000,000 of shares pursuant to the equity distribution agreements.
Share Repurchase
Pursuant to the Company’s repurchase program(s), as amended from time to time, the Company is authorized to repurchase shares of its common stock through open-market transactions, privately negotiated transactions, or otherwise.
During the year ended December 31, 2024, the Company purchased 193,529 shares of common stock for total consideration of approximately $3,495,000, net of commissions of $12,000. During the year ended December 31,2023, the Company repurchased 779,423 shares of common stock for total consideration of approximately $14,397,000, net of commissions of $44,000. As of December 31, 2024, the Company is authorized to repurchase approximately $6,089,000 of shares of common stock.
From January 1, 2025 through February 28, 2025, the Company repurchased 65,018 shares of common stock at an average price per share of $17.49 for an aggregate cost of $1,137,000. At February 28, 2025, the Company is authorized to repurchase up to $4,952,000 of shares of common stock through December 31, 2025. On March 11, 2025, the Board of Directors authorized the repurchase of up to $10,000,000 shares of stock through December 31, 2026.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

NOTE 11—STOCKHOLDERS' EQUITY (continued)
Dividend Reinvestment Plan
The Dividend Reinvestment Plan (the “DRP”), which was reauthorized in 2024, among other things, provides stockholders with the opportunity to reinvest all or a portion of their cash dividends paid on the Company’s common stock in additional shares of its common stock, at a discount, determined in the Company’s sole discretion, of up to 5% from the market price for the common stock (as such price is calculated pursuant to the DRP). The discount from the market price as of December 31, 2024 was 3%. In the year ended December 31, 2024 and 2023, the Company issued 211,135 and 165,228 shares in lieu of cash dividends of $3,626,000 and $3,034,000, respectively.

NOTE 12—RELATED PARTY TRANSACTIONS
The Company has retained certain of its part-time executive officers and Fredric H. Gould, a director, to provide, among other things, the following services: participating in the Company's multi-family property analysis and approval process (which includes service on an investment committee), providing investment advice, and long-term planning and consulting with executives and employees with respect to other business matters, as required. The aggregate fees paid in 2024 and 2023 for these services were $1,618,000 and $1,541,000, respectively.
Management of certain properties owned by the Company and certain joint venture properties is provided by Majestic Property Management Corp. ("Majestic Property"), a company wholly owned by Fredric H. Gould, under renewable year-to-year agreements. Certain of the Company's officers and directors are also officers and directors of Majestic Property. Majestic Property provides real property management, real estate brokerage and construction supervision services for these properties. For the years ended December 31, 2024 and 2023, fees for these services were $37,000 and $34,000, respectively.
Pursuant to a shared services agreement between the Company and several affiliated entities, including Gould Investors L.P., the owner and operator of a diversified portfolio of real estate and other assets and One Liberty Properties, Inc., a NYSE listed equity REIT ("One Liberty"), the (i) services of the part time personnel that perform certain executive, administrative, legal, accounting and clerical functions and (ii) certain facilities and other resources, are provided to the Company. The allocation of expenses for the facilities, personnel and other resources shared by, among others, the Company and Gould Investors, is computed in accordance with such agreement and is included in general and administrative expense on the consolidated statements of operations. During the years ended December 31, 2024 and 2023, allocated general and administrative expenses reimbursed by the Company to Gould Investors pursuant to the shared services agreement aggregated $698,000 and $642,000, respectively. As of December 31, 2024 and 2023, $130,000 and $142,000, respectively, remains unpaid and is included in accounts payable and accrued liabilities on the consolidated balance sheets. At December 31, 2024, Gould Investors owned approximately 20.5% of BRT’s outstanding common stock. Certain of the Company's officers and directors are also officers and directors of One Liberty and Georgetown Partners, LLC, the managing general partner of Gould Investors.
The Company obtains certain insurance in conjunction with Gould Investors and reimburses Gould Investors for the Company's share of the insurance cost. Insurance reimbursements to Gould Investors for the years ended December 31, 2024 and 2023 were $28,000 and $22,000, respectively.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

NOTE 13—FAIR VALUE OF FINANCIAL INSTRUMENTS
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
Loan Receivables: At December 31, 2024, the estimated fair value of the Company's loan receivables, equaled their carrying value due to their recent origination.
Junior subordinated notes:  At December 31, 2024, and 2023, the estimated fair value of the Company's junior subordinated notes is less than their carrying value by approximately $3,578,000 and $3,613,000, respectively, based on market interest rates of 7.94% and 8.60%, respectively.
Mortgages payable:  At December 31, 2024, the estimated fair value of the Company's mortgages payable is less than their carrying value by approximately $39,277,000, assuming market interest rates between 5.38% and 6.61%. At December 31, 2023, the estimated fair value was less than the carrying value by $34,195,000, assuming market interest rates between 4.88% and 6.23%. Market interest rates were determined using current financing transaction information provided by third party institutions.
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
At December 31, 2024 and 2023, the Company had no financial assets or liabilities measured at fair value.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

NOTE 14—COMMITMENT AND CONTINGENCIES
From time to time, the Company and/or its subsidiaries are parties to legal proceedings that arise in the ordinary course of business, and in particular, personal injury claims involving the operations of the Company's properties. Although management believes that the primary and umbrella insurance coverage maintained with respect to such properties is sufficient to cover

NOTE 14—COMMITMENT AND CONTINGENCIES (continued)
claims for compensatory damages, many of these personal injury claims also assert claims for exemplary (i.e punitive) damages. Generally, insurance does not cover claims for punitive or exemplary damages.
The Company maintains a non-contributory defined contribution pension plan covering eligible employees and officers. Contributions by the Company are made through a money purchase plan and the amounts of such contributions are based upon a percent of qualified employees' total salary as defined therein. Pension expense approximated $515,000 and $473,000 during the years ended December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023, $120,000 and $73,000, respectively, remains unpaid and is included in accounts payable and accrued liabilities on the consolidated balance sheets.
At December 31, 2024, the Company is the carve-out guarantor with respect to mortgage debt in principal amount of $443,107,000 at 18 multi-family properties.

NOTE 15—NEW ACCOUNTING PRONOUNCEMENT
In November 2024, the FASB issued ASU No. 2024–03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220–40): Disaggregation of Income Statement Expenses. This ASU aims to enhance financial reporting transparency by requiring disaggregated disclosure of income statement expenses for public business entities ("PBEs"). The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories within the footnotes to the financial statements.

ASU 2024-03 adds ASC 220-40 to require a footnote disclosure about specific expenses by requiring PBEs to disaggregate, in a tabular presentation, each relevant expense caption on the face of the income statement that includes any of the following natural expenses: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization (DD&A) recognized as part of oil- and gas-producing activities or other types of depletion expenses. The tabular disclosure would also include certain other expenses, when applicable. The ASU does not change or remove existing expense disclosure requirements; however, it may affect where that information appears in the footnotes to the financial statements.

ASU No. 2024–03 is applicable for fiscal years beginning after December 15, 2026. The Company is evaluating the new guidance to determine impact on the Company’s consolidated financial statements.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

NOTE 16—QUARTERLY FINANCIAL DATA (Unaudited)

	2024
	1st Quarter Jan - March	2nd Quarter April - June	3rd Quarter July - Sept	4th Quarter Oct - Dec	Total For Year
Revenues:
Rental and other revenue	$23,298	$23,778	$24,177	$23,520	$94,773
Other income	105	84	219	449	857
Total revenues	23,403	23,862	24,396	23,969	95,630
Expenses:
Real estate operating expenses	10,579	10,846	11,187	10,943	43,555
Interest expense	5,523	5,500	5,745	5,828	22,596
General and administrative	4,152	3,813	3,811	3,819	15,595
Provision for credit loss	—	—	—	270	270
Depreciation	6,435	6,466	6,499	6,526	25,926
Total expenses	26,689	26,625	27,242	27,386	107,942
Total revenues less total expenses	(3,286)	(2,763)	(2,846)	(3,417)	(12,312)
Equity in earnings of unconsolidated joint ventures	228	389	369	658	1,644
Gain on sale of real estate	—	—	—	806	806
Income (loss) income from continuing operations	(3,058)	(2,374)	(2,477)	(1,953)	(9,862)
Provision for taxes	78	(65)	(310)	71	(226)
Net (loss) income from continuing operations, net of taxes	(3,136)	(2,309)	(2,167)	(2,024)	(9,636)
Income attributable to non-controlling interests	(35)	(36)	(38)	(46)	(155)
Net (loss) income attributable to common stockholders	$(3,171)	$(2,345)	$(2,205)	$(2,070)	(9,791)

Basic and diluted and per share amounts attributable to common stockholders
Basic (loss) income per share	$(0.17)	$(0.13)	$(0.12)	$(0.11)	$(0.52)
Diluted (loss) income per share	$(0.17)	$(0.13)	$(0.12)	$(0.11)	$(0.52)

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

NOTE 16—QUARTERLY FINANCIAL DATA (Unaudited) (Continued)

	2023
	1st Quarter Jan - March	2nd Quarter April - June	3rd Quarter July - Sept	4th Quarter Oct - Dec	Total For Year
Revenues:
Rental and other revenue	$22,939	$23,255	$23,510	$23,365	$93,069
Interest and other income	—	63	342	143	548
Total revenues	22,939	23,318	23,852	23,508	93,617
Expenses:
Real estate operating expenses	10,434	10,548	10,583	10,256	41,821
Interest expense	5,483	5,513	5,581	5,584	22,161
General and administrative	4,055	3,848	4,017	3,513	15,433
Depreciation	8,008	7,543	6,544	6,389	28,484
Total expenses	27,980	27,452	26,725	25,742	107,899
Total revenues less total expenses	(5,041)	(4,134)	(2,873)	(2,234)	(14,282)
Equity in earnings of unconsolidated joint ventures	815	464	426	588	2,293
Equity in earnings from sale of unconsolidated joint venture properties	—	14,744	—	—	14,744
Gain on sale of real estate	—	—	604	—	604
Casualty loss	—	—	—	(323)	(323)
Insurance recovery of casualty loss	—	215	261	317	793
Gain on insurance recoveries	240	—	—	—	240
Income (loss) from continuing operations	(3,986)	11,289	(1,582)	(1,652)	4,069
Provision (benefit) for taxes	76	51	(122)	49	54
Income (loss) from continuing operations, net of taxes	(4,062)	11,238	(1,460)	(1,701)	4,015
Income attributable to non-controlling interests	(36)	(36)	(34)	$(36)	(142)
Net income (loss) income attributable to common stockholders	$(4,098)	$11,202	$(1,494)	$(1,737)	3,873

Basic and per share amounts attributable to common stockholders
Basic income (loss) per share	$(0.21)	$0.59	$(0.08)	$(0.11)	$0.16
Diluted income (loss) per share	$(0.21)	$0.58	$(0.08)	$(0.11)	$0.16

NOTE 17—SUBSEQUENT EVENTS
Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of December 31, 2024 that warrant additional disclosure have been included in the notes to the consolidated financial statements.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2024
(Dollars in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount At Which Carried at December 31, 2024						Depreciation Life
Description	Encumbrances	Land	Buildings and Improvements	Land	Improvements	Land	Buildings and Improvements	Total (a)	Accumulated Depreciation	Date of Construction	Date Acquired
Commercial
Yonkers, NY.	$—	—	$4,033	—	$287	—	$4,320	$4,320	$2,640	(b)	Aug-2000	39 years
Multi-Family Residential
North Charleston, SC	21,173	2,435	18,970	—	2,025	2,435	20,994	23,429	9,044	2010	Oct-2012	30 years
Decatur, GA	—	1,698	8,676	—	3,251	1,698	11,927	13,625	5,175	1954	Nov-2012	30 years
Columbus, OH	8,202	1,372	12,678	—	960	1,372	13,638	15,010	5,454	1999	Nov-2013	30 years
Pensacola, FL	—	2,758	25,192	—	2,387	2,758	27,579	30,337	9,639	2008	Dec-2014	30 years
San Marcos, TX	15,628	2,303	17,309	—	933	2,303	18,242	20,545	3,958	2014	Oct-2019	30 years
LaGrange, GA	27,375	832	21,969	—	1240	832	23,209	24,041	7,517	2009	Nov-2015	30 years
Fredericksburg, VA	24,764	7,540	32,316	—	2,865	7,540	35,181	42,721	8,825	2005	Jul-2018	30 years
Nashville, TN	52,000	6,172	77,532	—	1,289	6,172	78,821	84,993	10,296	2017	Sept -2021	30 years
Greenville, SC	25,999	4,033	34,064	—	1,143	4,033	35,207	39,240	4,429	1998	Oct-2021	30 years
Nashville, TN	37,680	9,679	29,114	—	2,983	9,679	32,097	41,776	3,887	1985	Dec-2021	30 years
San Antonio, TX	26,920	3,336	33,437	—	522	3,336	33,959	37,295	3,902	2018	March-2022	30 years
Creve Coeur, MO	29,700	5,466	30,796	—	462	5,466	31,258	36,724	3,392	2019	April-2022	30 years
Tallahassee, FL	20,708	3,398	27,167	—	736	3,398	27,903	31,301	3,004	1997	May-2022	30 years
Huntsville, AL	18,952	1,959	20,079	—	1,391	1,959	21,470	23,429	2,232	1992	May-2022	30 years
Boerne, TX	7,576	1,289	12,984	—	493	1,289	13,477	14,766	1,337	2008	May-2022	30 years
Macon, GA	9,816	2,866	16,423	—	218	2,866	16,641	19,507	1,638	1989	June-2022	30 years
Southaven, MS	26,191	3,646	45,535	—	2,002	3,646	47,536	51,182	4,837	2003	July-2022	30 years
Southaven, MS	28,707	3,847	46,433	—	2,075	3,847	48,508	52,355	4,992	2006	July-2022	30 years
Wilmington, NC	23,160	3,468	37,311	—	1,597	3,468	38,908	42,376	3,955	2003	July-2022	30 years
Trussville, AL	32,250	4,095	42,943	—	1,109	4,095	44,052	48,147	4,063	2007	July-2022	30 years
Madison, AL	14,508	2,054	22,018	—	1,149	2,054	23,167	25,221	2,209	1992	Aug-2022	30 years
Total	$451,309	$74,246	$616,979	$—	$31,117	$74,246	$648,094	$722,340	$106,425

Index
BRT REALTY TRUST AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2024
(Dollars in thousands)

Notes to the schedule:

(a)	Total real estate properties	$722,340
	Less: Accumulated depreciation	(106,425)
	Net real estate properties	$615,915
(b)	Information not readily obtainable.

A reconciliation of real estate properties is as follows:

	2024	2023
Balance at beginning of year	$635,836	$651,603
Additions:
Acquisitions	—	—
Capital improvements	6,152	9,643
Capitalized development expenses and carrying costs	—	—
	6,152	9,643
Deductions:
Sales	147	106
Depreciation	25,926	25,304
	26,073	25,410
Balance at end of year	$615,915	$635,836

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2024
(Dollars in thousands)

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Value of Mortgages	Principal Amount of Loans subject to delinquent principal or interest

Multi-Family, Wilmington, NC	6%	November 2031	Current Return monthly;principal at maturity	$30,191	$7,000	$6,763	$—
Multi-Family, Kennesaw, GA	7%	June 2029	Current Return monthly;principal at maturity	21,123	11,250	10,904	—
Total					$18,250	$17,667	$—

See notes 1,5 and 6 to the consolidated financial statements.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2024

Notes to the schedule:
(a)     The following summary reconciles mortgage loans at their carrying values:

2024
Balance at beginning of year	$—
New loan receivables	18,250
Deferred loan fee income amortization	9
18,259
Deductions:
Deferred fees	322
Provision for credit loss	270
592
Balance at end of year	$17,667