Form 10-Q
period 2025-03-31
BRT Apartments Corp.
filed 2025-05-08
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

18,902,799 Shares of Common Stock,
par value $0.01 per share, outstanding on May 1, 2025

BRT APARTMENTS CORP. AND SUBSIDIARIES

Explanatory Note

Unless otherwise indicated or the context otherwise requires:

•all references “us”, “we”, “BRT” or the “Company” refer to BRT Apartments Corp. and its consolidated and unconsolidated subsidiaries;
• "acquisitions" include investments in unconsolidated joint ventures;
•the term "promote" refers to our joint venture partner's share of the income and/or cash flow from a multi-family property greater than that implied by their percentage of equity interest in such project;
•we refer to certain entities as “affiliated entities”, because such entities share with us certain executive personnel and ownership. Our “affiliated entities” include Gould Investors L.P. (“Gould Investors”), a master limited partnership involved primarily in the ownership and operation of a diversified portfolio of real estate assets; Georgetown Partners LLC (“Georgetown”), which is the managing general partner of Gould Investors and which is controlled by Jeffrey A. Gould, our President, Chief Executive Officer and a director, and Matthew J. Gould, our Senior Vice President and a director; One Liberty Properties, Inc. (“OLP”), a NYSE listed industrial focused REIT; and Majestic Property Management Corp. (“Majestic Property”), a property management company which compensates certain of our executive officers, and which is wholly owned by Fredric H. Gould, a director. The use of the term "affiliated entities" or similar terms does not constitute an acknowledgement that such person(s) or entities are affiliates (as such term is used in the Securities Act (as defined below) or Exchange Act (as defined below) of ours or one another;
•"same store properties" refer to properties that we owned and operated for the entirety of periods being compared, except for properties that are in lease-up. We move properties previously excluded from our same store portfolio (because they were in lease up) into the same store designation once they have stabilized (as described below) and such status has been reflected fully in all applicable periods of comparison. Newly constructed, lease-up, development and redevelopment properties are deemed stabilized upon the earlier to occur of the first full calendar quarter beginning (a) 12 months after the property is fully completed and put in service and (b) attainment of at least 90% physical occupancy. All of the 29 properties in our multi-family portfolio are "same store properties" except for Stono Oaks, which is in lease up;
•the term "standard carve-outs" refers to recourse items to an otherwise non-recourse mortgage and are customary to mortgage financing. While carve-outs vary from lender to lender and transaction to transaction, the carve-outs may include, among other things, a voluntary bankruptcy filing, environmental liabilities, the sale, financing or encumbrance of the property in violation of loan documents, damage to property as a result of intentional misconduct or gross negligence, failure to pay valid taxes and other claims which could or in certain cases, would create a lien on a property and the conversion of security deposits, insurance proceeds or condemnation awards;
•references to unconsolidated joint ventures exclude ventures in which we have a preferred equity investment; and
•rental rates do not reflect the impact of rent concessions.

Item 1. Financial Statements

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	March 31, 2025	December 31, 2024
	(unaudited)	(audited)
ASSETS
Real estate properties, net of accumulated depreciation and amortization of $112,966 and $106,425	$611,519	$615,915
Investments in unconsolidated joint ventures	30,834	31,344
Loan receivables, net of deferred fees of $297 and $313 and allowance for credit loss of $270 and $270	17,683	17,667
Cash and cash equivalents	24,366	27,856
Restricted cash	3,012	3,221
Other assets	16,499	17,460
Total Assets	$703,913	$713,463
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $3,766 and $4,010	$445,711	$446,471
Junior subordinated notes, net of deferred costs of $232 and $237	37,168	37,163
Credit facility	—	—
Accounts payable and accrued liabilities	22,645	24,915
Total Liabilities	505,524	508,549

Commitments and contingencies
Equity:
BRT Apartments Corp. stockholders' equity:
Preferred shares $0.01 par value 2,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized; 17,993 and 17,872 shares outstanding	180	179
Additional paid-in capital	272,842	272,275
Accumulated deficit	(74,569)	(67,485)
Total BRT Apartments Corp. stockholders’ equity	198,453	204,969
Non-controlling interests	(64)	(55)
Total Equity	198,389	204,914
Total Liabilities and Equity	$703,913	$713,463

See accompanying notes to consolidated financial statements.

Total BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except shares and per share data)

	Three Months Ended March 31,
	2025	2024
Revenues:
Rental and other revenue from real estate properties	$23,619	$23,298
Loan interest and other income	487	105
Total revenues	24,106	23,403
Expenses:
Real estate operating expenses	10,550	10,579
Interest expense	5,676	5,523
General and administrative - including $178 and $182 to related parties	4,070	4,152
Depreciation and amortization	6,541	6,435
Total expenses	26,837	26,689
Total revenues less total expenses	(2,731)	(3,286)
Equity in earnings of unconsolidated joint ventures	413	228
Insurance recovery of casualty loss	68	—
Loss from continuing operations	(2,250)	(3,058)
Income tax provision	58	78
Loss from continuing operations, net of taxes	(2,308)	(3,136)
Net income attributable to non-controlling interest	(44)	(35)
Net loss attributable to common stockholders	$(2,352)	$(3,171)

Weighted average number of shares of common stock outstanding:
Basic and diluted	17,987,092	17,625,577

Per share amounts attributable to common stockholders:
Basic and diluted	$(0.12)	$(0.17)

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Shares of Common Stock	Additional Paid-In Capital	(Accumulated Deficit)	Non- Controlling Interest	Total
Balances, December 31, 2024	$179	$272,275	$(67,485)	$(55)	$204,914
Distributions - common stock - $0.25 per share	—	—	(4,732)	—	(4,732)
Restricted stock and restricted stock units vesting	2	(2)	—	—	—
Compensation expense - restricted stock and restricted stock units	—	1,142	—	—	1,142
Distributions to non-controlling interests	—	—	—	(53)	(53)
Shares issued through DRIP	—	808	—	—	808
Shares repurchased	(1)	(1,381)	—	—	(1,382)
Net (loss) income	—	—	(2,352)	44	(2,308)
Balances, March 31, 2025	$180	$272,842	$(74,569)	$(64)	$198,389

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

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,308)	$(3,136)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	6,541	6,435
Amortization of deferred financing costs	283	271
Amortization of debt fair value adjustment	129	143
Amortization of deferred loan fee income	(16)	—
Amortization of restricted stock and restricted stock units	1,142	1,342
Equity in earnings of unconsolidated joint ventures	(413)	(228)
Increases and decreases from changes in other assets and liabilities:
Increase in other assets	(2,808)	(2,097)
Decrease in accounts payable and accrued liabilities	(2,304)	(2,077)
Net cash provided by operating activities	246	653

Cash flows from investing activities:
Improvements to real estate properties	(2,145)	(1,600)
Distributions from unconsolidated joint ventures	923	1,517
Net cash used in investing activities	(1,222)	(83)

Cash flows from financing activities:
Mortgage principal payments	(1,133)	(947)
Dividends paid	(4,698)	(4,624)
Distributions to non-controlling interests	(53)	(60)
Proceeds from issuance of DRIP shares	808	931
Repurchase of shares of common stock	(1,382)	(2,267)
Net cash used in financing activities	(6,458)	(6,967)

Net decrease in cash, cash equivalents, restricted cash and escrows:	$(7,434)	$(6,397)
Cash, cash equivalents, restricted cash and escrows at beginning of period	40,579	31,775
Cash, cash equivalents, restricted cash and escrows at end of period	$33,145	$25,378

Supplemental disclosure of cash flow information:
Cash paid during the period for interest expense	$5,301	$5,117
Cash paid for income taxes and excise taxes	$43	$7

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.
	March 31,
	2025	2024
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$24,366	$21,252
Restricted cash	3,012	589
Escrows (Other assets)	5,767	3,537
Total cash, cash equivalents, restricted cash and escrows shown in consolidated statement of cash flows	$33,145	$25,378

BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2025

Note 1 – Organization and Background

BRT Apartments Corp. (the "Company" or "BRT"), a Maryland corporation, owns, operates and, to a lesser extent, develops multi-family properties. These multi-family properties may be wholly owned by us or by unconsolidated joint ventures in which the Company contributes a significant portion of the equity.
At March 31, 2025, the Company: (i) wholly-owns 21 multi-family properties located in 11 states with an aggregate of 5,420 units and a carrying value of $609,811,000; (ii) has ownership interests, through unconsolidated entities, in eight multi-family properties located in four states with an aggregate of 2,527 units and the carrying value of its net equity investment is $30,834,000; (iii) has investments in joint ventures that own two multi-family properties which investments are treated for financial statement purposes as loans (the "Preferred Equity Investments") with a carrying value of $17,683,000; and (iv) owns other assets, through consolidated and unconsolidated subsidiaries, with a carrying value of $1,708,000. The 29 multi-family properties are located in 11 states; most of these properties are located in the Southeast United States and Texas.

The Company conducts its operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

Note 2 – Basis of Preparation

The accompanying interim unaudited consolidated financial statements, reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for such interim periods. The results of operations for the three months ended March 31, 2025 and 2024, are not necessarily indicative of the results for the full year. The consolidated audited balance sheet as of December 31, 2024, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States ("GAAP"). Accordingly, these unaudited statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024 (the "Annual Report") filed with the Securities and Exchange Commission ("SEC").
The consolidated financial statements include the accounts and operations of the Company and its wholly-owned subsidiaries.
Other than its Preferred Equity Investments, the Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting. For each venture, the Company evaluated the rights provided to each party in the venture to assess the consolidation of the venture. All investments in unconsolidated joint ventures have sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support and, as a group, the holders of the equity at risk have power through voting rights to direct the activities of these ventures. As a result, none of these joint ventures are variable interest entities ("VIEs"). Additionally, as determined in accordance with GAAP, the Company does not exercise substantial operating control over these entities, and therefore the entities are not consolidated. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for their share of equity in earnings, cash contributions and distributions. The distributions to each joint venture partner are determined pursuant to the applicable operating agreement and may not be pro-rata to the percentage equity interest each partner has in the applicable venture.
The joint ventures in which the Company has the Preferred Equity Investments were determined to be VIE's, as it has been determined that the equity holders lack the ability to direct the activities of the legal entity that most significantly impact the entity's economic performance. It was determined that the Company is not the primary beneficiary as the Company does not have the power to direct the activities of the VIE that most significantly impact the VIE's performance, and therefore these entities are not consolidated.
The joint venture that owns a property in Yonkers, New York, was determined not to be a VIE but is consolidated because the Company has controlling rights in such entity.
The Company reviews each real estate asset owned, including those held through investments in unconsolidated joint ventures, for impairment when there is an event or a change in circumstances indicating that the carrying amount may not be recoverable. The Company measures and records impairment charges, and reduces the carrying value of owned properties, when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. For its unconsolidated joint venture investments, the Company measures and records impairment losses,

Note 2 – Basis of Preparation (continued)
and reduces the carrying value of the equity investment when indicators of impairment are present and the expected discounted cash flows related to the investment is less than the carrying value. When the Company does not expect to recover its carrying value on properties held for use, the Company reduces its carrying value to fair value, and for properties held for sale, the Company reduces its carrying value to the fair value less costs to sell. When the Company does not expect to recover its carrying value on unconsolidated joint ventures that are under contract for sale, the Company, when it is determined that the sale is probable, reduces its carrying value to its fair value.
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates.
Substantially, all of the Company's real estate assets, at acquisition, are comprised of real estate owned and leased to tenants on a short-term basis. Therefore, the Company aggregates real estate assets for reporting purposes and operates in one reportable segment.

The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. As the Company operates in one reportable segment, the CODM is provided financial reports including consolidated income statements detailing total revenues, total expenses and net income. These financial reports assist the CODM in assessing the Company’s financial performance and in allocating resources.

Total revenues, as shown on the Consolidated Statements of Operations, represent segment revenues. Total expenses, as shown on the Consolidated Statements of Operations are the significant segment expense categories and amounts that are regularly provided to the CODM and included in the reported segment profit or loss, in accordance with ASC 280. All other items on the Consolidated Statements of Operations, are other segment items, as defined in ASC 280 are also included in the reported measure of profit or loss.

Note 3 - Equity
Equity Distribution Agreements
The Company has equity distribution agreements with three sales agents to sell up to $40,000,000 of its common stock from time-to-time in an at-the-market offering. During the three months ended March 31, 2025 and 2024, the Company did not sell any shares. At March 31, 2025, the Company is authorized to sell an aggregate of $40,000,000 of shares pursuant to the equity distribution agreements.
Common Stock Dividend Distribution
The Company declared a quarterly cash distribution of $0.25 per share, payable on April 4, 2025 to stockholders of record on March 27, 2025.
Share Repurchase Program
Pursuant to the Company’s share repurchase program, as amended from time to time, the Company is authorized to repurchase shares of its common stock through open-market transactions, privately negotiated transactions, or otherwise. On March 11, 2025, the Board of Directors, replenished the value of the shares available to be purchased pursuant to this program to $10,000,000 of shares (a replenishment of $5,050,000 shares from the shares that were available to be repurchased prior to such increase) and extended the program through December 31, 2026.
During the three months ended March 31, 2025, the Company repurchased 78,724 shares of common stock at an average price per share of $17.55 for an aggregate cost of $1,382,000. As of March 31, 2025, up to $9,755,000 of shares was available to be repurchased under the program.
During the three months ended March 31, 2024 the Company repurchased 123,061 shares of common stock at an average price per share of $18.43 for an aggregate cost of $2,267,000.
Subsequent to March 31, 2025, the Company repurchased 63,356 shares of common stock at an average per share of $15.84 for an aggregate cost of $1,003,000. As of April 30, 2025, up to $8,752,000 of shares are available to be purchased under the program.
Dividend Reinvestment Plan
The Dividend Reinvestment Plan (the “DRP”), among other things, provides stockholders with the opportunity to reinvest

Note 3 - Equity (continued)
all or a portion of their cash dividends paid on the Company’s common stock in additional shares of its common stock, at a discount, determined in the Company’s sole discretion, of up to 5% from the market price for the common stock (as such price is calculated pursuant to the DRP). The discount from the market price is currently 3%. During the three months ended March 31, 2025, 46,450 shares were issued in lieu of cash dividends of $808,000.
Stock Based Compensation
In June 2024, the Company's stockholders approved the 2024 Incentive Plan (the "2024 Plan"). This plan permits the Company to grant: (i) stock options, restricted stock, restricted stock units ("RSU's"), performance shares awards and any one or more of the foregoing, for up to a maximum of 1,000,000 shares; and (ii) cash settled dividend equivalent rights in tandem with the grant of restricted stock units and certain performance based awards. As of March 31, 2025, 632,827 shares are available for issuance pursuant to awards under the 2024 Plan. Awards to acquire 1,523,665 shares of common stock are outstanding under the 2024 Plan, the 2022 Incentive Plan (the "2022 Plan"), and the 2020 Amended and Restated Incentive Plan (the "2020 Plan"; and together with the 2022 Plan, the "Prior Plans"). No further awards may be granted pursuant to the Prior Plans.
Restricted Stock Units
As of March 31, 2025, an aggregate of 600,837 of unvested RSU's are outstanding pursuant to the 2024 Plan and the Prior Plans. Generally, the RSUs entitle the recipients, subject to continued service through the three-year vesting period to receive (i) the underlying shares if and to the extent certain performance and/or market conditions are satisfied at the vesting date, and (ii) an amount equal to the cash dividends that would have been paid during the three-year performance period with respect to the shares of common stock underlying the RSUs if, when, and to the extent, the related RSUs vest. The shares underlying the RSUs are not participating securities but are contingently issuable shares.

Expense is recognized on the RSUs which the Company expects to vest over the applicable vesting period. For the three months ended March 31, 2025 and 2024, the Company recorded $293,000 and $472,000, respectively of compensation expense related to the amortization of unearned compensation with respect to the RSUs. At March 31, 2025 and December 31, 2024, $1,399,000 and $1,692,000 of compensation expense, respectively, has been deferred and will be charged to expense over the remaining vesting periods.
Restricted Stock
In January 2025 and 2024, the Company granted 165,408 and 166,439 shares, pursuant to the 2024 Plan and 2022 Plan, respectively. As of March 31, 2025, an aggregate of 922,828 shares of unvested restricted stock are outstanding pursuant to the 2024 Plan and Prior Plans. The shares of restricted stock vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For financial statement purposes, the restricted stock is not included in the outstanding shares shown on the consolidated balance sheets until they vest, but is included in the earnings per share computation.
For the three months ended March 31, 2025 and 2024, the Company recorded $849,000 and $870,000, respectively, of compensation expense related to the amortization of unearned compensation with respect to the restricted stock awards. At March 31, 2025 and December 31, 2024, $8,626,000 and $6,660,000, respectively has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods of these restricted stock awards. The weighted average remaining vesting period of these restricted stock awards is 2.6 years.
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

Note 3 - Equity (continued)

In calculating diluted earnings per share, the Company includes only those shares underlying the RSUs that it anticipates will vest based on management's estimates as of the end of the most recent quarter. The Company excludes any shares underlying the RSUs from such calculation if their effect would have been anti-dilutive. The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts:

	Three Months Ended March 31,
	2025	2024
Numerator for basic and diluted earnings per share:
Net loss	$(2,308)	$(3,136)
Deduct net income attributable to non-controlling interests	(44)	(35)
Deduct loss allocated to unvested restricted stock	116	165
Net loss available for common stockholders: basic and diluted	$(2,236)	$(3,006)

Denominator for basic earnings per share:
Weighted average number of common shares outstanding	17,987,092	17,625,577
Effect of dilutive securities:
RSUs	—	—
Denominator for diluted earnings per share:
Weighted average number of shares	17,987,092	17,625,577

Loss per common share, basic and diluted	$(0.12)	$(0.17)

Note 4 - Leases

Lessor Accounting

The Company owns a commercial property leased to two retail tenants under operating leases expiring from 2028 to 2035, with tenant options to extend or terminate the leases. Revenues from such leases are reported as rental income, net, and are comprised of (i) lease components, which includes fixed lease payments and (ii) non-lease components, which includes reimbursements of property level operating expenses. The Company does not separate non-lease components from the related lease components, as the timing and pattern of transfer are the same, and accounts for the combined component in accordance with ASC 842.

Rental revenue from multi-family properties is recorded when due from residents and is recognized monthly as it is earned. Lease concessions are generally reported on a straight line basis over the lease term. Leases on residential properties are generally for terms that do not exceed one year.

Lessee Accounting

The Company is a lessee under a ground lease in Yonkers, NY which is classified as an operating lease. The ground lease expires on June 30, 2045. There are no renewal options. As of March 31, 2025, the remaining lease term is 20.3 years.

The Company is a lessee under a corporate office lease in Great Neck, New York, which is classified as an operating lease. The lease expires on December 31, 2031 and provides a five-year renewal option. As of March 31, 2025, the remaining lease term, including renewal options deemed exercised, is 11.8 years.

As of March 31, 2025, the Company's Right of Use ("ROU") assets and lease liabilities were $1,959,000 and $2,128,000, respectively. As of December 31, 2024, the Company's ROU assets and lease liabilities were $2,003,000 and $2,167,000, respectively.

Note 4 - Leases (continued)

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

Note 5 ‑ Real Estate Properties

Real estate properties, consists of the following (dollars in thousands):

	March 31, 2025	December 31, 2024
Land	$74,246	$74,246
Building	616,979	616,979
Building improvements	33,260	31,115
Real estate properties	724,485	722,340
Accumulated depreciation	(112,966)	(106,425)
Total real estate properties, net	$611,519	$615,915

A summary of real estate properties owned is as follows (dollars in thousands):

	December 31, 2024 Balance	Improvements	Depreciation	March 31, 2025 Balance
Multi-family	$614,235	$2,089	$(6,513)	$609,811
Retail shopping center and other	1,680	56	(28)	1,708
Total real estate properties	$615,915	$2,145	$(6,541)	$611,519

Note 6 - Loans
The Company made preferred equity investments in two separate joint ventures which in turn acquired multi-family properties in the locations identified below. In accordance with GAAP, these investments are treated as loans. These investments are unsecured and are subordinate, including the payment of the returns thereon, to the mortgage debt encumbering the property acquired by the applicable joint venture. Information as to these investments at March 31, 2025 is summarized below (dollars and thousands):

Location	Investment Date	Annual Return	Current Return	Hurdle Return	Invested Amount	Redemption Date	Deferred fees
Wilmington, NC	October 2024	13%	6.00%	7.00%	$7,000	November 2031	$130
Kennesaw, GA	November 2024	13%	6.50%	6.50%	11,250	June 2029	167
					$18,250		$297
These investments provide for (1) an Annual Return (as set forth in the table above) compounded monthly, to the Company, of which the Current Return (as set forth in the table above) is payable monthly to the extent of available cash flow, and the Hurdle Return also to be paid monthly from remaining cash flow if any, parri passu or after the sponsor's receipt of its management fees and specified returns on its investment and (2) the total amount invested by the Company, including any unpaid portion of the Current Return and the Hurdle Return, to be payable to the Company, prior to any payments to the sponsor, upon the earlier to occur of certain events (e.g., sale of the property or the refinancing of the mortgage underlying the property) and the redemption date specified above. The Current Return is recorded as interest income when it is due from the sponsor and the Hurdle Return is recognized as interest income when it is received. Deferred loan fees are capitalized and

Note 6 - Loans (continued)
recorded into income over the life of the investment. The Company's exposure to loss is limited to its original Invested Amount (as set forth in the table above).
The following table provides the net carrying value of the loans made by the Company (i.e., the Preferred Equity Investments) that are outstanding (dollars in thousands):

	March 31, 2025	December 31, 2024
Unpaid principal balance	$18,250	$18,250
less: allowance for credit loss	(270)	(270)
less: deferred loan fees	(297)	(313)
Net carrying value	$17,683	$17,667
The Company recorded $309,000 of interest income, representing the full amount of the Current Return (including loan fee amortization of $16,000), payable with respect to these loans in the quarter ended March 31, 2025. As of March 31, 2025, these loans were current in their payment of the Current Return.

Note 7 - Allowance for Credit Loss
The Current Expected Credit Losses ("CECL") reserve required under ASU 2016-13 “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments (Topic 326)” (“ASU 2016-13”) reflects the Company's estimate as of the balance sheet date of potential credit losses related to its loan portfolio. Changes to the CECL reserve are recognized through a provision for or reversal of current expected credit loss reserve on the Company's consolidated statements of operations. The reserve is based on relevant information about past events, including historical loss experience, current loan portfolio, market conditions and reasonable and supportable macroeconomic forecasts for the duration of each loan. The Company has elected to apply the practical expedient to exclude accrued interest receivable from the amortized cost basis of the receivables.
The Company considers key credit quality indicators in underwriting loans and estimating credit losses, including: the capitalization of borrowers and sponsors; the expertise of the sponsors in a particular real estate sector and geographic market; collateral type; geographic region; use and occupancy of the property; property market value; loan amount and lien position; industry risk rating for the same and similar loans; and prior experience with the sponsor. Such analyses are completed and reviewed by asset management personnel and evaluated by senior management on a quarterly basis, utilizing various data sources. Ultimate repayment of the loans referenced in note 6 is sensitive to interest rate changes, general economic conditions, liquidity, existence of an active sales market for properties, and availability of replacement financing.

Adjustments to the allowance are recorded on the Company's Consolidated Statements of Operations as "Provision for credit loss". If the Company determines that a loan or a portion of the loan is uncollectible, it will write off the uncollectible portion of the loan through an adjustment to its CECL allowance based on the net present value of expected future cash flows. Write-offs are recorded in the period in which the loan balance is deemed uncollectible based on management’s judgment.

Changes in the Company's allowance for credit loss were as follows (dollars in thousands):

	March 31, 2025	December 31, 2024
CECL allowance at beginning of year	$270	$—
Provision for credit loss	—	270
Write -offs	—	—
Ending balance	$270	$270

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

Note 9 – Investment in Unconsolidated Ventures

At March 31, 2025 and December 31, 2024, the Company held interests in unconsolidated joint ventures that own eight multi-family properties (the "Unconsolidated Properties") (including Stono Oaks that was in lease-up as of each of such dates). The condensed balance sheets below present information regarding such properties (dollars in thousands):

	March 31, 2025	December 31, 2024
ASSETS
Real estate properties, net of accumulated depreciation of $85,591 and $81,843	$315,771	$318,594
Cash and cash equivalents	5,531	5,549
Other assets	6,626	5,567
Total Assets	$327,928	$329,710

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $763 and $837	$250,358	$251,112
Accounts payable and accrued liabilities	5,502	5,148
Total Liabilities	255,860	256,260
Commitments and contingencies
Equity:
Total unconsolidated joint venture equity	72,068	73,450
Total Liabilities and Equity	$327,928	$329,710

BRT's interest in joint venture equity	$30,834	$31,344

At the indicated dates, real estate properties of the unconsolidated joint ventures consist of the following (dollars in thousands):

	March 31, 2025	December 31, 2024
Land	$46,601	$46,331
Building	339,844	344,546
Building improvements	14,917	9,560
Real estate properties	401,362	400,437
Accumulated depreciation	(85,591)	(81,843)
Total real estate properties, net	$315,771	$318,594

At March 31, 2025 and December 31, 2024, the weighted average interest rate on the mortgages payable is 4.28% and 4.30%, respectively, and the weighted average remaining term to maturity is 3.6 years and 3.9 years, respectively.

Note 9 – Investment in Unconsolidated Ventures (continued)
The condensed income statements below present information regarding the Unconsolidated Properties (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues:
Rental and other revenue	$11,709	$10,624
Total revenues	11,709	10,624

Expenses:
Real estate operating expenses	5,173	5,446
Interest expense	2,745	2,778
Depreciation	3,748	2,893
Total expenses	11,666	11,117
Total revenues less total expenses	43	(493)
Other equity earnings	90	18
Net income (loss)	$133	$(475)

BRT's equity in earnings	$413	$228

Note 10 – Debt Obligations

Debt obligations consist of the following (dollars in thousands):

	March 31, 2025	December 31, 2024
Mortgages payable	$449,477	$450,481
Junior subordinated notes	37,400	37,400
Credit facility	—	—
Deferred financing costs (1)	(3,998)	(4,247)
Total debt obligations, net of deferred costs	$482,879	$483,634
__________________________________________
(1) Excludes $340 and $374 of deferred financing costs related to the credit facility which are reflected in other assets at March 31, 2025 and December 31, 2024, respectively.

Mortgages Payable

At March 31, 2025, the weighted average interest rate on the Company's mortgage payables was 4.09% and the weighted average remaining term to maturity is 5.8 years. For the three months ended March 31, 2025 and 2024, interest expense, which includes amortization of deferred financing costs, was $4,991,000 and $4,699,000, respectively.

.Credit Facility

The Company's credit facility, with an affiliate of Valley National Bank ("VNB"), allows the Company to borrow, subject to compliance with borrowing base requirements and other conditions, up to $40,000,000. The facility can be used to facilitate the acquisition of multi-family properties, repay mortgage debt secured by multi-family properties and for operating expenses (i.e., working capital (including dividend payments)); provided that no more than $25,000,000 may be used for operating expenses. The facility is secured by the cash available at VNB and the Company's pledge of the interests in the entities that own the properties, and matures in September 2027.

Note 10 – Debt Obligations (continued)

The interest rate on the credit facility, which adjusts monthly and is subject to a floor of 6.0%, equals one-month term SOFR plus 250 basis points. The interest rate in effect as of March 31, 2025 is 6.91%. There is an unused facility fee of 0.25% per annum on the total amount committed by VNB and unused by the Company. At March 31, 2025, the Company is in compliance in all material respects with its obligations under the facility.

At March 31, 2025 and December 31, 2024, there was no outstanding balance on the facility and at each such date, the full amount was available to be borrowed. Interest expense for the three months ended March 31, 2025 and 2024, which includes amortization of deferred financing costs and unused fees, was $59,000 and $92,000, respectively. The remaining deferred financing costs of $340,000 and $374,000 are recorded as Other Assets on the Consolidated balance sheets at March 31, 2025 and December 31, 2024, respectively.

Junior Subordinated Notes

At March 31, 2025 and December 31, 2024, the outstanding principal balance of the Company's junior subordinated notes was $37,400,000, before deferred financing costs of $232,000 and $237,000, respectively. The interest rate on outstanding balance resets quarterly and is equal to three month term SOFR + 2.26%. The interest rate in effect at March 31, 2025 and 2024 was 6.55% and 7.69%, respectively.

The junior subordinated notes require interest only payments through the maturity date of April 30, 2036, at which time repayment of the outstanding principal and unpaid interest become due. Interest expense for the three months ended March 31, 2025 and 2024, which includes amortization of deferred financing costs, was $626,000 and $732,000, respectively.

Note 11 – Related Party Transactions

The Company has retained certain of its part-time executive officers and Fredric H. Gould, a director, among other things, to participate in the Company's multi-family property analysis and approval process (which includes service on an investment committee), provide investment advice, and provide long-term planning and consulting with executives and employees with respect to other business matters, as required. The aggregate fees incurred for these services in each of the three months ended March 31, 2025 and 2024 were $425,000 and $405,000, respectively.

Management of a property owned by the Company and a joint venture property are provided by Majestic Property Management Corp. ("Majestic Property"), a company wholly owned by Fredric H. Gould. Certain of the Company's officers and management directors are also officers and directors of Majestic Property. Majestic Property may also provide real estate brokerage and construction supervision services to these properties. These fees amounted to $9,000 for each of the three months ended March 31, 2025 and 2024.

Pursuant to a shared services agreement between the Company and several affiliated entities, including Gould Investors
L.P. ("Gould Investors"), the owner and operator of a diversified portfolio of real estate and other assets, and One Liberty Properties, Inc., a NYSE listed equity REIT, (i) the services of the part- time personnel that perform certain executive, administrative, legal, accounting and clerical functions and (ii) certain facilities and other resources, are provided to the Company by other entities. The allocation of expenses for the facilities, personnel and other resources shared by, among others, the Company and Gould Investors, is determined in accordance with such agreement and is included in general and administrative expense on the consolidated statements of operations. During the three months ended March 31, 2025 and 2024, allocated general and administrative expenses reimbursed by the Company to Gould Investors pursuant to the shared services agreement aggregated was $178,000 and $182,000, respectively. Jeffrey A. Gould and Matthew J. Gould, executive officers and directors of the Company, are executive officers of Georgetown Partners, LLC, the managing general partner of Gould Investors.

Note 12 – Fair Value Measurements

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

Loan Receivables: At March 31, 2025 and December 31, 2024, the estimated fair value of the Company's loan receivables, equaled their carrying value due to their recent origination.

Junior subordinated notes: At March 31, 2025 and December 31, 2024, the estimated fair value of the notes is lower than their carrying value by approximately $3,596,000 and $3,578,000, respectively, based on a market interest rate of 7.61% and 7.94%, respectively. The Company values its junior subordinated notes using a discounted cash flow analysis on the expected cash flows of each instrument.

Mortgages payable: At March 31, 2025, the estimated fair value of the Company’s mortgages payable is lower than their carrying value by approximately $32,167,000, assuming market interest rates between 4.99% and 6.37%. At December 31, 2024, the estimated fair value of the Company's mortgages payable was lower than their carrying value by approximately $39,277,000, assuming market interest rates between 5.38% and 6.61%. Market interest rates were determined using rates which the Company believes reflects institutional lender yield requirements at the balance sheet dates. The Company values its mortgages payable using a discounted cash flow analysis on the expected cash flows of each instrument.

Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value. The fair value of debt obligations are considered to be Level 2 valuations within the fair value hierarchy.

Note 13 – Commitments and Contingencies

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

Note 14 – New Accounting Pronouncement

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

Note 15 – Subsequent Events

Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of March 31, 2025, that warrant additional disclosure, have been included in the notes to the consolidated financial statements.

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

Table of Content
•our ability to satisfy the complex rules required to maintain our qualification as a REIT for federal income tax purposes;
•possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us or a subsidiary owned by us or acquired by us;
•our dependence on information systems, risks associated with breaches of such systems and the impact on us by the use of artificial intelligence by our competitors;
•disease outbreaks and other public health events, and measures that are taken by federal, state, and local governmental authorities in response to such outbreaks and events;
•impact of climate change on our properties or operations;
•risks associated with the stock ownership restrictions of the Internal Revenue Code of 1986, as amended (the "Code") for REITs and the stock ownership limit imposed by our charter; and
•the other factors described in our Annual Report on Form 10-K for the year ended December 31, 2024 (the "Annual Report") including those set forth in such report under the captions "Item 1. Business," "Item 1A. Risk Factors," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".
We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this report. Except to the extent otherwise required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the filing of this report or to reflect the occurrence of unanticipated events thereafter.

Overview
We are an internally managed real estate investment trust, also known as a REIT, that owns, operates and, to a lesser extent, holds interests in joint ventures that own and operate multi-family properties. At March 31, 2025, we: (i) wholly-own 21 multi-family properties with an aggregate of 5,420 units and a carrying value of $609.8 million; (ii) have ownership interests, through unconsolidated entities, in eight multi-family properties with 2,527 units and a carrying value of $30.8 million; (iii) have preferred equity interests in two multi-family properties with a carrying value of $17.7 million and (iii) own other assets, through consolidated and unconsolidated subsidiaries, with a carrying value of $1.7 million. The 29 multi-family properties are located in 11 states; most of these properties are located in the Southeast United States and Texas.

Challenges and Uncertainties as a Result of the Uncertain Economic Environment; Pursuit of Joint Venture Acquisition and Alternative Investment Opportunities

We face challenges due to the uncertain national economic environment (e.g., the possibility of inflation, recession and/or stagflation, the potential impact of tariffs and trade wars, and/or volatile interest rates), and uncertainties in the multifamily property market(e.g., limited acquisition opportunities due to the mispricing of assets (i.e.,cap rates that do not, in our belief, correlate appropriately to interest rates and other market factors) and oversupply of multifamily properties in several markets in which we compete (including Atlanta, GA., Huntsville, AL., Dallas, TX., San Antonio, TX., Nashville TN and West Nashville, TN.). These challenges and uncertainties have, and we anticipate will continue to (i) adversely impact the rental and occupancy rates at our properties, which will adversely impact our operating results, and (ii) as further noted below, limit our ability or willingness to acquire properties, grow rental income and/or control our real estate operating expenses, some of which, such as real estate taxes and insurance expense, we have a very limited ability to control.

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

Results of Operations

Three months ended March 31, 2025 compared to three months ended March 31, 2024.

Revenues

The following table compares our revenues for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands):	2025	2024	Increase (Decrease)	% Change
Rental and other revenue from real estate properties	$23,619	$23,298	$321	1.4%
Loan interest and other income	487	105	382	363.8%
Total revenues	$24,106	$23,403	$703	3.0%

Rental and other revenue from real estate properties
The change was primarily due to:

•a $220,000 net increase in rental rates across approximately two-thirds of our portfolio, and
•an aggregate $142,000 of increases in ancillary income (i.e, storage income, amenity fees, termination fees etc.) and rental income from a commercial tenant.

Loan interest and other income

The increase is due primarily to interest income (including fee amortization) of $309,000 received from the preferred equity investments that were originated in the fourth quarter of 2024.

Expenses

The following table compares our expenses for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024	Increase (Decrease)	% Change
Real estate operating expenses	$10,550	$10,579	$(29)	(0.3)%
Interest expense	5,676	5,523	153	2.8%
General and administrative	4,070	4,152	(82)	(2.0)%
Depreciation and amortization	6,541	6,435	106	1.6%
Total expenses	$26,837	$26,689	$148	0.6%

Real estate operating expenses.

The decrease is due primarily to a $245,000 reduction in the premium on our master insurance policy, offset by a $108,000 increase in real estate taxes and a $96,000 increase in utilities.

Interest expense
Interest expense increased $292,000 primarily due to the financing of our Woodland Trails - LaGrange, GA property which occurred in the third quarter of 2024, offset by a $106,000 decrease in interest on our subordinated debt to a reduction in interest rates.

General and administrative
The change is due primarily to a $179,000 non-cash reduction in amortization associated with restricted stock units ("RSUs") that vest upon the achievement of specified levels of adjusted funds from operations - we do not currently anticipate achieving the minimum performance level that would result in the vesting of such RSUs. This decrease was offset by an increase in professional fees, primarily related to the 2024 audit.

Table of Content
Equity in earnings of unconsolidated joint ventures
Equity in earnings increased $185,000 from $228,000 in the three months ended March 31, 2024 to $413,000 in the three months ended March 31, 2025. This increase is primarily due to (i) a reduced loss at our Stono Oaks property which is in lease up and generated increased revenues as occupancy increased to 78% at March 31, 2025 and (ii) improved operating results at our other multi-family properties.

Liquidity and Capital Resources

We require funds to pay operating expenses and debt service obligations, acquire and/or invest in properties (including alternative investments), make capital and other improvements, fund capital contributions, and pay dividends. Generally, our primary sources of capital and liquidity are the operations of our multi-family properties (including distributions from the operations of the unconsolidated multi-family properties), mortgage debt financings and re-financings, the issuance of shares of our common stock pursuant to our at-the-market distribution and dividend reinvestment programs, borrowings from our credit facility and our available cash. At April 30, 2025, our available liquidity was $59.5 million, including $19.5 million of cash and cash equivalents and $40 million available under our credit facility.

We anticipate that from April 1, 2025 through December 31, 2027, our operating expenses, $86.0 million of mortgage amortization and interest expense (including $30.6 million from unconsolidated joint ventures), $15.4 million, $130.3 million and $65.9 million of balloon payments with respect to mortgages maturing in 2025, 2026 and 2027, respectively (including $60.8 and $23.1 million maturing in 2026 and 2027, respectively, from unconsolidated joint ventures), interest expense on our junior subordinated notes, estimated cash dividend payments of at least $52.0 million (assuming (i) the current quarterly dividend rate of $0.25 per share and (ii) 18.9 million shares outstanding), and estimated capital expenditures (for the nine months ending December 31, 2025 only) of $6.5 million (including $1.4 million at our unconsolidated joint ventures), will be funded from cash generated from operations (including distributions from unconsolidated joint ventures). Our operating cash flow and available cash is insufficient to fully fund the $211.6 million (including $83.9 million at unconsolidated joint ventures) of balloon payments due through 2027, and if we are unable to refinance such debt on acceptable terms, we may need to issue additional equity or dispose of properties, in each case on potentially unfavorable terms.

Our ability to acquire or invest in additional multi-family property opportunities and implement value-add projects is limited by our available cash and our ability to (i) draw on our credit facility, (ii) obtain, on acceptable terms, mortgage debt from lenders, and (iii) raise capital from the sale of our common stock.

At March 31, 2025, we had mortgage debt of $701.3 million (including $251.1 million of mortgage debt at of our unconsolidated subsidiaries). The mortgage debt at our: (i) consolidated properties had a weighted average interest rate of 4.09% and a weighted average remaining term to maturity of approximately 5.8 years, and (ii) at our unconsolidated subsidiaries had a weighted average interest rate of 4.26% and a remaining term to maturity of approximately 3.6 years.
Junior Subordinated Notes
As of March 31, 2025, $37.4 million (excluding deferred costs of $232,000) in principal amount of our junior subordinated notes is outstanding. These notes mature in April 2036, contain limited covenants (including covenants prohibiting us from paying dividends or repurchasing capital stock if there is an event of default (as defined therein) on these notes), are redeemable at our option and bear an interest rate, which resets and is payable quarterly, at a rate of three-month term SOFR plus 250 basis points. At March 31, 2025 and 2024, the interest rate on these notes was 6.55% and 7.58%, respectively.
Credit Facility
Our credit facility with VNB New York, LLC, an affiliate of Valley National Bank (collectively, "VNB"), allows us to borrow, subject to compliance with borrowing base requirements and other conditions, up to $40 million, (i) for the acquisition of, and investment in, multi-family properties, (ii) to repay mortgage debt secured by multi-family properties and (iii) for Operating Expenses (i.e., working capital (including dividend payments) and operating expenses); provided, that not more than $25 million may be used for Operating Expenses. The credit facility is secured by cash accounts maintained by us at VNB (and we are required to maintain substantially all of our bank accounts at VNB), and the pledge of our interests in the entities that own the unencumbered multi-family properties used in calculating the borrowing base. The credit facility bears an annual interest rate, which resets monthly, equal to one-month term SOFR plus 250 basis points, with a floor of 6.00%. There is an annual fee of 0.25% on the total amount committed by VNB and unused by us. The credit facility matures in September 2027. Net proceeds received from the sale, financing or refinancing of our properties are generally required to be used to repay amounts outstanding on the facility. As of May 1, 2025, there was no outstanding balance on the credit facility and $40 million is available to be borrowed thereunder.

Table of Content
The terms of the credit facility include certain restrictions and covenants which, among other things, limit the incurrence of liens, require that we maintain and include in the collateral securing the facility at least two unencumbered properties with an aggregate value(as calculated pursuant to the facility) of at least $50 million, and require compliance with financial ratios relating to, among other things, maintaining a minimum tangible net worth of $140 million, the minimum amount of debt service coverage with respect to the properties (and amounts drawn on the credit facility) used in calculating the borrowing base. Net proceeds received from the sale, financing or refinancing of wholly-owned properties are generally required to be used to repay amounts outstanding under the credit facility. At March 31, 2025, we were in compliance in all material respects with the requirements of the facility.

Other Financing Sources and Arrangements

At March 31, 2025, we are joint venture partners in unconsolidated joint ventures which own eight multi-family properties and the distributions to us from these joint venture properties of $748,000 during the quarter ended March 31, 2025 contributed to our liquidity and cash flow. Further, we may be required to make significant capital contributions with respect to these properties. At March 31, 2025, our investments in these joint venture properties had a net-equity carrying value of $30.8 million. The underlying properties are subject to mortgage debt, which is not reflected on our consolidated balance sheet, of $251.1 million. Although BRT Apartments Corp. is not the obligor with respect to such mortgage debt, the loss of any of these properties due to mortgage foreclosure or similar proceedings would have a material adverse effect on our results of operations and financial condition. See note 9 to our consolidated financial statements.

At March 31, 2025, we had preferred equity investments in two multi-family properties and during the quarter ended March 31, 2025, we generated $293,000 of loan interest and other income from these investments. At March 31, 2025, these investments had a carrying value of $ 17.7 million, are unsecured and are structurally subordinate to (including the payment of the returns thereon), to an aggregate of $51.3 million of mortgage debt (which is not reflected on our consolidated balance sheet) bearing a weighted average interest rate of 4.81% and a weighted average remaining term to maturity of 5.6 years. Although we are not the obligor with respect to such mortgage debt, the loss of any of these investments due to mortgage foreclosure or similar proceedings would have a material adverse effect on our results of operations and financial condition. See note 6 to our consolidated financial statements.

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

On April 4, 2025, we paid a quarterly cash dividend of $0.25 per share to holders of record of our common stock as of the close of business on March 27, 2024.

We anticipate that the dividends paid in 2025 will be treated as a return of capital for Federal income tax purposes.

We carefully monitor our discretionary spending. Our largest recurring discretionary expenditure has been our quarterly dividend (which was $0.25 per share of common stock, or approximately $4.7 million, with respect to the dividend paid in April 2025). Each quarter, our board of directors evaluates the timing and amount of our dividend based on its assessment of, among other things, our short and long- term cash and liquidity requirements, prospects, debt maturities, projections of our REIT taxable income, net income, funds from operations, and adjusted funds from operations.

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

The tables below provides a reconciliation of net loss determined in accordance with GAAP to FFO and AFFO on a dollar and per share basis for each of the indicated periods (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
GAAP Net loss attributable to common stockholders	$(2,352)	$(3,171)
Add: depreciation and amortization of properties	6,541	6,435
Add: our share of depreciation in unconsolidated joint venture properties	1,533	1,367
Adjustments for non-controlling interests	(4)	(4)
NAREIT Funds from operations attributable to common stockholders	5,718	4,627

Adjustments for: deferred rent concessions and straight line rent	98	25
Adjustments for: our share of straight-line rent and rent concession accruals from unconsolidated joint venture properties	(12)	—
Add: amortization of restricted stock and RSU expense	1,142	1,342
Add: amortization of deferred mortgage and debt costs	283	271
Add: our share of deferred mortgage costs from unconsolidated joint venture properties	30	30
Add: amortization of fair value adjustment for mortgage debt	129	143
Adjustments for non-controlling interests	—	(4)
Adjusted funds from operations attributable to common stockholders	$7,388	$6,434

	Three Months Ended March 31,
	2025	2024
GAAP Net (loss) income attributable to common stockholders	$(0.12)	$(0.17)
Add: depreciation and amortization of properties	0.34	0.35
Add: our share of depreciation in unconsolidated joint venture properties	0.08	0.07
Adjustment for non-controlling interests	—	—
NAREIT Funds from operations per diluted common share	0.30	0.25

Adjustments for: deferred rent concessions and straight line rent	0.01	—
Adjustments for: our share of straight-line rent and rent concession accruals in unconsolidated joint venture properties	—	—
Add: amortization of restricted stock and RSU expense	0.06	0.08
Add: amortization of deferred mortgage and debt costs	0.01	0.01
Add: our share of deferred mortgage and debt costs from unconsolidated joint venture properties	—	—
Add: amortization of fair value adjustment for mortgage debt	0.01	0.01
Adjustments for non-controlling interests	—	—
Adjusted funds from operations per diluted common share	$0.39	$0.35

Diluted shares outstanding for FFO and AFFO	18,910,231	18,579,691
Three Months Ended March 31, 2025 and 2024
FFO for the three months ended March 31, 2025 increased from the corresponding quarter in the prior year primarily due to (i) increases in rental revenues and (ii) loan interest and other income. This increase was offset primarily due to the increase in interest expense.
AFFO for the three months ended March 31, 2025 increased from the corresponding period in the prior year primarily due to the factors contributing to the increase in FFO and the impact of the reduction of amortization associated with the RSUs.
See "-Results of Operations - Three Months Ended March 31, 2025 compared to three months ended March 31, 2024".

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

The following table provides a reconciliation of net income attributable to common stockholders as computed in accordance with GAAP to NOI of our consolidated properties for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2025	2024	Variance
GAAP Net loss attributable to common stockholders	$(2,352)	$(3,171)	$819
Less: Loan interest and other income	(487)	(105)	(382)
Add: Interest expense	5,676	5,523	153
General and administrative	4,070	4,152	(82)
Depreciation and amortization	6,541	6,435	106
Provision for taxes	58	78	(20)
Insurance recovery	(68)	—	(68)
Adjust for: Equity in (earnings) loss of unconsolidated joint venture properties	(413)	(228)	(185)
Add: Net income attributable to non-controlling interests	44	35	9
Net Operating Income	$13,069	$12,719	$350
Less: Non-same store Net Operating Income	322	270	52
Same store Net Operating Income	$12,747	$12,449	$298

For the three months ended March 31, 2025, NOI increased from the corresponding period in 2024 primarily due to a $321,000 increase in rental revenue. See "-Results of Operations - Three Months Ended March 31, 2025 Compared to the Three Months ended March 31, 2024 " for a discussion of these changes.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

All of our mortgage debt bears interest at fixed rates. Our junior subordinated notes bear interest at the rate of three month term SOFR plus 226 basis points. At March 31, 2025, the interest rate on these notes was 6.55%. Our credit facility bears interest at the rate of one month term SOFR plus 250 basis points. There was no balance outstanding on the credit facility at March 31, 2025. A 100 basis point increase in interest rates would increase our related interest expense on our junior subordinated notes by approximately $374,000 annually and a 100 basis point decrease in the rates would decrease our related interest expense by $374,000 annually.

Item 4. Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based upon that evaluation, these officers concluded that as of March 31, 2025 our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

The following table summarizes our purchases of our common stock during the three months ended March 31, 2025:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 - January 31, 2025	65,018	$17.49	65,018	$4,950,488
February 1 - February 28, 2025	—	—	—	$10,000,000	(1)
March 1 - March 31, 2025	13,706	$17.84	13,706	$9,755,487
Total	78,724		78,724
__________________________
(1) In March 2025, the Board of Directors replenished the value of the shares we are able to repurchase pursuant to the program to $10 million of shares (a replenishment of $5.05 million of shares), and extended such program through December 31, 2026. We are authorized to repurchase shares in open market or privately negotiated transactions (including related party transactions)

From April 1, 2025 through April 11, 2025, we repurchased 63,356 shares of our common stock at an average price of $15.84 per share for an aggregate cost of $1.0 million. After giving effect to such repurchases, approximately $8.8 million of our shares of common stock are available to be repurchased pursuant to our repurchase program.

Item 5. Other Information

None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c ) or any "non-Rule 10b5-1 trading arrangement" in effect at any time during the three months ended March 31, 2025.

Item 6. Exhibits

Exhibit No.	Title of Exhibits
10.1	Form of Restricted Share Agreement granted in 2025 pursuant to the 2024 Incentive Plan
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Senior Vice President—Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Senior Vice President—Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements. XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Date File (formatted as inline XBRL and contained in Exhibit 101)
_______________________________
* Management contract of compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRT APARTMENTS CORP.

May 8, 2025	/s/ Jeffrey A. Gould
Jeffrey A. Gould, President and
Chief Executive Officer

May 8, 2025	/s/ George Zweier
George Zweier, Vice President
and Chief Financial Officer
(principal financial officer)