Form 10-Q
period 2025-06-30
BRT Apartments Corp.
filed 2025-08-07
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

18,902,799 shares of Common Stock,
par value $0.01 per share, outstanding on August 4, 2025

BRT APARTMENTS CORP. AND SUBSIDIARIES

Explanatory Note

Unless otherwise indicated or the context otherwise requires:

•all references “us”, “we”, “BRT” or the “Company” refer to BRT Apartments Corp. and its consolidated and unconsolidated subsidiaries;
•"acquisitions" include investments in unconsolidated joint ventures;
•the term "promote" refers to our joint venture partner's share of the income and/or cash flow from a multi-family property greater than that implied by their percentage of equity interest in such project;
•we refer to certain entities as “affiliated entities”, because such entities share with us certain executive personnel and ownership. Our “affiliated entities” include Gould Investors L.P. (“Gould Investors”), a master limited partnership involved primarily in the ownership and operation of a diversified portfolio of real estate assets; Georgetown Partners LLC (“Georgetown”), which is the managing general partner of Gould Investors and which is controlled by Jeffrey A. Gould, our President, Chief Executive Officer and a director, and Matthew J. Gould, our Senior Vice President and a director; One Liberty Properties, Inc. (“OLP”), a NYSE listed industrial focused REIT; and Majestic Property Management LLC. (“Majestic Property”), a property management company which compensates certain of our executive officers, and which is wholly owned by Fredric H. Gould, a director. The use of the term "affiliated entities" or similar terms does not constitute an acknowledgement that such person(s) or entities are affiliates (as such term is used in the Securities Act (as defined below) or Exchange Act (as defined below) of ours or one another;
•"same store properties" refer to properties that we owned and operated for the entirety of periods being compared, except for properties that are in lease-up. We move properties previously excluded from our same store portfolio (because they were in lease up) into the same store designation once they have stabilized (as described below) and such status has been reflected fully in all applicable periods of comparison. Newly constructed, lease-up, development and redevelopment properties are deemed stabilized upon the earlier to occur of the first full calendar quarter beginning (a) 12 months after the property is fully completed and put in service and (b) attainment of at least 90% physical occupancy. All of the properties in our multi-family portfolio are "same store properties", except for Stono Oaks, which is in lease up;
•the term "standard carve-outs" refers to recourse items to an otherwise non-recourse mortgage and are customary to mortgage financing. While carve-outs vary from lender to lender and transaction to transaction, the carve-outs may include, among other things, a voluntary bankruptcy filing, environmental liabilities, the sale, financing or encumbrance of the property in violation of loan documents, damage to property as a result of intentional misconduct or gross negligence, failure to pay valid taxes and other claims which could or in certain cases, would create a lien on a property and the conversion of security deposits, insurance proceeds or condemnation awards; and
•references to unconsolidated joint ventures exclude ventures in which we have a preferred equity investment.

Item 1. Financial Statements

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	June 30, 2025	December 31, 2024
	(unaudited)	(audited)
ASSETS
Real estate properties, net of accumulated depreciation and amortization of $119,546 and $106,425	$607,066	$615,915
Investments in unconsolidated joint ventures	30,023	31,344
Loan receivables, net of deferred fees of $282 and $313 and allowance for credit loss of $270 and $270	17,698	17,667
Cash and cash equivalents	23,645	27,856
Restricted cash	2,922	3,221
Other assets	18,205	17,460
Total Assets	$699,559	$713,463
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $3,522 and $4,010	$444,983	$446,471
Junior subordinated notes, net of deferred costs of $227 and $237	37,173	37,163
Credit facility	—	—
Accounts payable and accrued liabilities	25,354	24,915
Total Liabilities	507,510	508,549

Commitments and contingencies
Equity:
BRT Apartments Corp. stockholders' equity:
Preferred shares $0.01 par value 2,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized; 17,980 and 17,872 shares outstanding	180	179
Additional paid-in capital	273,795	272,275
Accumulated deficit	(81,860)	(67,485)
Total BRT Apartments Corp. stockholders’ equity	192,115	204,969
Non-controlling interests	(66)	(55)
Total Equity	192,049	204,914
Total Liabilities and Equity	$699,559	$713,463

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except shares and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Rental and other revenue from real estate properties	$23,729	$23,778	$47,348	$47,076
Loan interest and other income	468	84	955	189
Total revenues	24,197	23,862	48,303	47,265
Expenses:
Real estate operating expenses	11,117	10,846	21,667	21,425
Interest expense	5,707	5,500	11,383	11,023
General and administrative - including $163 and $141 to related parties for the three months ended and $341 and $361 for the six months ended	3,744	3,813	7,814	7,965
Depreciation and amortization	6,580	6,466	13,121	12,901
Total expenses	27,148	26,625	53,985	53,314
Total revenues less total expenses	(2,951)	(2,763)	(5,682)	(6,049)
Equity in earnings of unconsolidated joint ventures	299	389	712	617
Insurance recovery of casualty loss	189	—	257	—
Loss from continuing operations	(2,463)	(2,374)	(4,713)	(5,432)
Income tax provision (benefit)	60	(65)	118	13
Loss from continuing operations, net of taxes	(2,523)	(2,309)	(4,831)	(5,445)
Net income attributable to non-controlling interest	(43)	(36)	(87)	(71)
Net loss attributable to common stockholders	$(2,566)	$(2,345)	$(4,918)	$(5,516)

Weighted average number of shares of common stock outstanding:
Basic and diluted	17,985,801	17,737,452	17,986,443	17,681,514

Net loss per share amounts attributable to common stockholders:
Basic and diluted	$(0.14)	$(0.13)	$(0.26)	$(0.30)

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Shares of Common Stock	Additional Paid-In Capital	(Accumulated Deficit)	Non- Controlling Interest	Total
Balances, December 31, 2024	$179	$272,275	$(67,485)	$(55)	$204,914
Distributions - common stock - $0.25 per share	—	—	(4,732)	—	(4,732)
Restricted stock and restricted stock units vesting	2	(2)	—	—	—
Compensation expense - restricted stock and restricted stock units	—	1,142	—	—	1,142
Distributions to non-controlling interests	—	—	—	(53)	(53)
Shares issued through DRIP	—	808	—	—	808
Shares repurchased	(1)	(1,381)	—	—	(1,382)
Net (loss) income	—	—	(2,352)	44	(2,308)
Balances, March 31, 2025	$180	$272,842	$(74,569)	$(64)	$198,389

Distributions - common stock - $0.25 per share	—	—	(4,725)	—	(4,725)
Compensation expense - restricted stock and restricted stock units	—	1,135	—	—	1,135
Distributions to non-controlling interests	—	—	—	(45)	(45)
Shares issues through DRIP	1	821	—	—	822
Shares repurchased	(1)	(1,003)	—	—	(1,004)
Net (loss) income	—	—	(2,566)	43	(2,523)
Balances, June 30, 2025	$180	$273,795	$(81,860)	$(66)	$192,049

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Shares of Common Stock	Additional Paid-In Capital	(Accumulated Deficit)	Non- Controlling Interest	Total
Balances, December 31, 2023	$175	$267,271	$(38,986)	$(15)	$228,445
Distributions - common stock - $0.25 per share	—	—	(4,641)	—	(4,641)
Restricted stock and restricted stock units vesting	2	(2)	—	—	—
Compensation expense - restricted stock and restricted stock units	—	1,342	—	—	1,342
Distributions to non-controlling interests	—	—	—	(60)	(60)
Shares issued through DRIP	—	931	—	—	931
Shares repurchased	(1)	(2,266)	—	—	(2,267)
Net (loss) income	—	—	(3,171)	35	(3,136)
Balances, March 31, 2024	$176	$267,276	$(46,798)	$(40)	$220,614

Distributions - common stock - $0.25 per share	—	—	(4,678)	—	(4,678)
Restricted stock and restricted stock units vesting	1	(1)	—	—	—
Compensation expense - restricted stock and restricted stock units	—	1,090	—	—	1,090
Distributions to non-controlling interests	—	—	—	(60)	(60)
Shares issued through DRIP	1	946	—	—	947
Shares repurchased	(1)	(929)	—	—	(930)
Net (loss) income	—	—	(2,345)	36	(2,309)
Balances, June 30, 2024	$177	$268,382	$(53,821)	$(64)	$214,674

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(4,831)	$(5,445)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	13,121	12,901
Amortization of deferred financing costs	567	542
Amortization of debt fair value adjustment	255	282
Amortization of deferred loan fee income	(31)	—
Amortization of restricted stock and restricted stock units	2,277	2,432
Equity in earnings of unconsolidated joint ventures	(712)	(617)
Increases and decreases from changes in other assets and liabilities:
Increase in other assets	(2,333)	(2,140)
Increase (decrease) in accounts payable and accrued liabilities	411	(361)
Net cash provided by operating activities	8,724	7,594

Cash flows from investing activities:
Improvements to real estate properties	(4,272)	(3,356)
Distributions from unconsolidated joint ventures	2,033	2,847
Contributions to unconsolidated joint ventures	—	(166)
Net cash used in investing activities	(2,239)	(675)

Cash flows from financing activities:
Mortgage principal payments	(2,231)	(1,885)
Dividends paid	(9,429)	(9,270)
Distributions to non-controlling interests	(98)	(120)
Proceeds from issuance of DRIP shares	1,630	1,878
Repurchase of shares of common stock	(2,386)	(3,197)
Net cash used in financing activities	(12,514)	(12,594)

Net decrease in cash, cash equivalents, restricted cash and escrows:	$(6,029)	$(5,675)
Cash, cash equivalents, restricted cash and escrows at beginning of period	40,579	31,775
Cash, cash equivalents, restricted cash and escrows at end of period	$34,550	$26,100

Supplemental disclosure of cash flow information:
Cash paid during the period for interest expense	$10,638	$10,270
Cash paid for income taxes and excise taxes	$237	$52

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.
	June 30,
	2025	2024
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$23,645	$18,946
Restricted cash	2,922	568
Escrows (Other assets)	7,983	6,586
Total cash, cash equivalents, restricted cash and escrows shown in consolidated statement of cash flows	$34,550	$26,100

BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2025

Note 1 – Organization and Background

BRT Apartments Corp. (the "Company" or "BRT"), a Maryland corporation, owns, operates and, to a lesser extent, develops multi-family properties. These multi-family properties may be wholly owned by us or by unconsolidated joint ventures in which the Company contributes a significant portion of the equity.
At June 30, 2025, the Company: (i) wholly-owns 21 multi-family properties located in 11 states with an aggregate of 5,420 units and a carrying value of $605,283,000; (ii) has ownership interests, through unconsolidated entities, in eight multi-family properties located in four states with an aggregate of 2,527 units and the carrying value of its net equity investment is $30,023,000; (iii) has investments in joint ventures that own two multi-family properties which investments are treated for financial statement purposes as loans (the "Preferred Equity Investments") with a carrying value of $17,698,000; and (iv) owns other assets, through consolidated and unconsolidated subsidiaries, with a carrying value of $1,783,000. The 29 multi-family properties are located in 11 states; most of these properties are located in the Southeast United States and Texas.

The Company conducts its operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

Note 2 – Basis of Preparation

The accompanying interim unaudited consolidated financial statements, reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for such interim periods. The results of operations for the three and six months ended June 30, 2025 and 2024, are not necessarily indicative of the results for the full year. The consolidated audited balance sheet as of December 31, 2024, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States ("GAAP"). Accordingly, these unaudited statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024 (the "Annual Report") filed with the Securities and Exchange Commission ("SEC").
The consolidated financial statements include the accounts and operations of the Company and its wholly-owned subsidiaries.
Certain items on the consolidated financial statements for the six months ended June 30, 2024, have been reclassified to conform with the current quarter's presentation including reclassifying Net change in deferred concessions and straight line rent to Other assets on the consolidated statements of cash flows.
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

Note 2 – Basis of Preparation (continued)
The Company reviews each real estate asset owned, including those held through investments in unconsolidated joint ventures, for impairment when there is an event or a change in circumstances indicating that the carrying amount may not be recoverable. The Company measures and records impairment charges, and reduces the carrying value of owned properties, when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. For its unconsolidated joint venture investments, the Company measures and records impairment losses, and reduces the carrying value of the equity investment when indicators of impairment are present and the expected discounted cash flows related to the investment is less than the carrying value. When the Company does not expect to recover its carrying value on properties held for use, the Company reduces its carrying value to fair value, and for properties held for sale, the Company reduces its carrying value to the fair value less costs to sell. When the Company does not expect to recover its carrying value on unconsolidated joint ventures that are under contract for sale, the Company, when it is determined that the sale is probable, reduces its carrying value to its fair value.
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

Note 3 – Equity
Equity Distribution Agreements
The Company has equity distribution agreements with three sales agents to sell up to $40,000,000 of its common stock from time-to-time in an at-the-market offering. During the three and six months ended June 30, 2025 and 2024, the Company did not sell any shares. At June 30, 2025, the Company is authorized to sell an aggregate of $40,000,000 of shares pursuant to the equity distribution agreements.
Common Stock Dividend Distribution
The Company declared a quarterly cash distribution of $0.25 per share, payable on July 9, 2025, to stockholders of record on June 25, 2025.
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
During the three months ended June 30, 2025, the Company repurchased 63,356 shares of common stock at an average price per share of $15.84 for an aggregate cost of $1,004,000. During the six months ended June 30, 2025, the Company repurchased 142,080 shares of common stock at an average price per share of $16.79 for an aggregate cost of $2,386,000. As of June 30, 2025, and August 1, 2025, up to $8,752,000 of shares was available to be repurchased under the program.

Note 3 – Equity (continued)
During the three months ended June 30, 2024, the Company repurchased 53,619 shares of common stock at an average price per share of $17.34 for an aggregate cost of $930,000. During the six months ended June 30, 2024, the Company repurchased 176,680 shares of common stock at an average price per share of $18.10 for an aggregate cost of $3,197,000.
Dividend Reinvestment Plan
The Dividend Reinvestment Plan (the “DRP”), among other things, provides stockholders with the opportunity to reinvest all or a portion of their cash dividends paid on the Company’s common stock in additional shares of its common stock, at a discount, determined in the Company’s sole discretion, of up to 5% from the market price for the common stock (as such price is calculated pursuant to the DRP). The discount from the market price is currently 3%. During the three and six months ended June 30, 2025, 50,179 and 96,629 shares were issued in lieu of cash dividends of $822,000 and 1,630,000, respectively. During the three and six months ended June 30, 2024, 57,901 and 108,852 shares were issued in lieu of cash dividends of $947,000 and $1,878,000, respectively.
Stock Based Compensation
In June 2024, the Company's stockholders approved the 2024 Incentive Plan (the "2024 Plan"). This plan permits the Company to grant: (i) stock options, restricted stock, restricted stock units ("RSU's"), performance shares awards and any one or more of the foregoing, for up to a maximum of 1,000,000 shares; and (ii) cash settled dividend equivalent rights in tandem with the grant of restricted stock units and certain performance based awards. As of June 30, 2025, 632,837 shares are available for issuance pursuant to awards under the 2024 Plan. Awards to acquire 1,324,904 shares of common stock are outstanding under the 2024 Plan, the 2022 Incentive Plan (the "2022 Plan"), and the 2020 Amended and Restated Incentive Plan (the "2020 Plan"; and together with the 2022 Plan, the "Prior Plans"). No further awards may be granted pursuant to the Prior Plans.
Restricted Stock Units
As of June 30, 2025, an aggregate of 402,076 of unvested RSU's are outstanding pursuant to the 2024 Plan and the Prior Plans. Generally, the RSUs entitle the recipients, subject to continued service through the three-year vesting period to receive (i) the underlying shares if and to the extent certain performance and/or market conditions are satisfied at the vesting date, and (ii) an amount equal to the cash dividends that would have been paid during the three-year performance period with respect to the shares of common stock underlying the RSUs if, when, and to the extent, the related RSUs vest. The shares underlying the RSUs are not participating securities but are contingently issuable shares.

For the three months ended June 30, 2025 and 2024, the Company recorded $296,000 and $231,000, respectively and for the six months ended June 30, 2025 and 2024, the Company recorded $589,000 and $703,000 of compensation expense related to the amortization of unearned compensation with respect to the RSUs. At June 30, 2025 and December 31, 2024, $1,103,000 and $1,692,000 of compensation expense, respectively, has been deferred and will be charged to expense over the remaining vesting periods. The weighted average remaining vesting period of these restricted stock units is approximately 1.5 years.
On July 11, 2025, the Company awarded an aggregate of approximately 173,700 shares subject to restricted stock units (“RSUs”), and related dividend equivalent rights. Generally, the awards vest in 2028 subject to satisfaction of, among other things, market and performance conditions.
The Company determined that at June 30, 2025, none of the performance and market conditions with respect to the vesting of the RSUs granted in 2022 had been met. Accordingly, all such awards, to the extent not previously forfeited, were forfeited.

Restricted Stock
In January 2025 and 2024, the Company granted 165,408 and 166,439 shares, pursuant to the 2024 Plan and 2022 Plan, respectively. As of June 30, 2025, an aggregate of 922,828 shares of unvested restricted stock are outstanding pursuant to the 2024 Plan and Prior Plans. The shares of restricted stock vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For financial statement purposes, the restricted stock is not included in the outstanding shares shown on the consolidated balance sheets until they vest, but is included in the earnings per share computation.
For the three months ended June 30, 2025 and 2024, the Company recorded $839,000 and $859,000, respectively and for the six months ended June 30, 2025 and 2024, the Company recorded $1,688,000 and $1,729,000, of compensation expense related to the amortization of unearned compensation with respect to the restricted stock awards. At June 30, 2025 and December 31, 2024, $7,787,000 and $6,660,000, respectively has been deferred as unearned compensation and will be charged

Note 3 – Equity (continued)
to expense over the remaining vesting periods of these restricted stock awards. The weighted average remaining vesting period of these restricted stock awards is 2.3 years.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator for basic and diluted earnings per share:
Net loss	$(2,523)	$(2,309)	$(4,831)	$(5,445)
Deduct net income attributable to non-controlling interests	(43)	(36)	(87)	(71)
Deduct loss allocated to unvested restricted stock	(125)	(120)	(241)	(285)
Net loss available for common stockholders: basic and diluted	$(2,691)	$(2,465)	$(5,159)	$(5,801)

Denominator for basic earnings per share:
Weighted average number of common shares outstanding	17,985,801	17,737,452	17,986,443	17,681,514
Effect of dilutive securities:
RSUs	—	—	—	—
Denominator for diluted earnings per share:
Weighted average number of shares	17,985,801	17,737,452	17,986,443	17,681,514

Loss per common share, basic and diluted	$(0.14)	$(0.13)	$(0.26)	$(0.30)

Note 4 – Leases

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

Note 4 – Leases (continued)

Lessee Accounting

The Company is a lessee under a ground lease in Yonkers, NY which is classified as an operating lease. The ground lease expires on June 30, 2045. There are no renewal options. As of June 30, 2025, the remaining lease term is 20.0 years.

The Company is a lessee under a corporate office lease in Great Neck, New York, which is classified as an operating lease. The lease expires on December 31, 2031 and provides a five-year renewal option. As of June 30, 2025, the remaining lease term, including renewal options deemed exercised, is 11.5 years.

As of June 30, 2025, the Company's Right of Use ("ROU") assets and lease liabilities were $1,917,000 and $2,090,000, respectively. As of December 31, 2024, the Company's ROU assets and lease liabilities were $2,003,000 and $2,167,000, respectively.

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

Note 5 – Real Estate Properties

Real estate properties, consists of the following (dollars in thousands):

	June 30, 2025	December 31, 2024
Land	$74,246	$74,246
Building	616,979	616,979
Building improvements	35,387	31,115
Real estate properties	726,612	722,340
Accumulated depreciation	(119,546)	(106,425)
Total real estate properties, net	$607,066	$615,915

A summary of real estate properties owned is as follows (dollars in thousands):

	December 31, 2024 Balance	Improvements	Depreciation	June 30, 2025 Balance
Multi-family	$614,235	$4,114	$(13,066)	$605,283
Retail shopping center and other	1,680	158	(55)	1,783
Total real estate properties	$615,915	$4,272	$(13,121)	$607,066

Note 6 – Loans
The Company made preferred equity investments in two separate joint ventures which in turn acquired multi-family properties in the locations identified below. In accordance with GAAP, these investments are treated as loans. These investments are unsecured and are subordinate, including the payment of the returns thereon, to the mortgage debt encumbering the property acquired by the applicable joint venture. Information as to these investments at June 30, 2025 is summarized below (dollars and thousands):

Note 6 – Loans (continued)

Location	Investment Date	Annual Return	Current Return	Hurdle Return	Invested Amount	Redemption Date	Deferred fees
Wilmington, NC	October 2024	13%	6.00%	7.00%	$7,000	November 2031	$125
Kennesaw, GA	November 2024	13%	6.50%	6.50%	11,250	June 2029	157
					$18,250		$282
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
The following table provides the net carrying value of the loans made by the Company (i.e., the Preferred Equity Investments) that are outstanding (dollars in thousands):

	June 30, 2025	December 31, 2024
Unpaid principal balance	$18,250	$18,250
less: allowance for credit loss	(270)	(270)
less: deferred loan fees	(282)	(313)
Net carrying value	$17,698	$17,667
During the three and six months ended June 30, 2025 , the Company recorded $316,000 and $624,000 respectively, of interest income, representing the full amount of the Current Return (including loan fee amortization of $15,000 and $31,000, respectively), payable with respect to these loans. As of June 30, 2025, these loans were current in their payment of the Current Return.
Note 7 – Allowance for Credit Loss
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

Note 7 – Allowance for Credit Loss (continued)

Changes in the Company's allowance for credit loss were as follows (dollars in thousands):

	June 30, 2025	December 31, 2024
CECL allowance at beginning of year	$270	$—
Provision for credit loss	—	270
Write-offs	—	—
Ending balance	$270	$270
Note 8 – Restricted Cash
Restricted cash represents funds held for specific purposes and are therefore not available for general corporate purposes. The restricted cash reflected on the consolidated balance sheets represents funds that are held by the Company specifically for capital improvements at certain multi-family properties owned by unconsolidated joint ventures.
Note 9 – Investment in Unconsolidated Ventures
At June 30, 2025 and December 31, 2024, the Company held interests in unconsolidated joint ventures that own eight multi-family properties (the "Unconsolidated Properties") (including Stono Oaks that was in lease-up as of each of such dates). The condensed balance sheets below present information regarding such properties (dollars in thousands):

	June 30, 2025	December 31, 2024
ASSETS
Real estate properties, net of accumulated depreciation of $88,754 and $81,843	$313,704	$318,594
Cash and cash equivalents	4,643	5,549
Other assets	8,587	5,567
Total Assets	$326,934	$329,710

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $688 and $837	$249,552	$251,112
Accounts payable and accrued liabilities	7,284	5,148
Total Liabilities	256,836	256,260
Commitments and contingencies
Equity:
Total unconsolidated joint venture equity	70,098	73,450
Total Liabilities and Equity	$326,934	$329,710

BRT's interest in joint venture equity	$30,023	$31,344

Note 9 – Investment in Unconsolidated Ventures (continued)

At the indicated dates, real estate properties of the unconsolidated joint ventures consist of the following (dollars in thousands):

	June 30, 2025	December 31, 2024
Land	$46,601	$46,331
Building	339,844	344,546
Building improvements	16,013	9,560
Real estate properties	402,458	400,437
Accumulated depreciation	(88,754)	(81,843)
Total real estate properties, net	$313,704	$318,594

At June 30, 2025 and December 31, 2024, the weighted average interest rate on the mortgages payable is 4.26% and 4.30%, respectively, and the weighted average remaining term to maturity is 3.4 years and 3.9 years, respectively.
The condensed income statements below present information regarding the Unconsolidated Properties (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Rental and other revenue	$11,927	$11,294	$23,636	$21,918
Total revenues	11,927	11,294	23,636	21,918

Expenses:
Real estate operating expenses	5,744	5,438	10,917	10,884
Interest expense	2,770	2,832	5,515	5,610
Depreciation	3,163	2,905	6,911	5,798
Total expenses	11,677	11,175	23,343	22,292
Total revenues less total expenses	250	119	293	(374)
Other equity earnings	18	3	108	21
Net income (loss)	$268	$122	$401	$(353)

BRT's equity in earnings	$299	$389	$712	$617
On July 10, 2025, a joint venture in which the Company has an 80% interest, acquired 1322 North, a 214 unit multi-family property located in Auburn, AL (the "Auburn Acquisition"). The venture acquired the property for $36,500,000 (including a $24,419,000 mortgage). The mortgage matures in 2032, bears a 5.38% fixed interest rate, and is interest only through maturity. The Company contributed $10,700,000 to the joint venture for its equity interest. In connection with this transaction, the Company borrowed $7,000,000 from its credit facility. See Note 10.

Note 10 – Debt Obligations

Debt obligations consist of the following (dollars in thousands):

	June 30, 2025	December 31, 2024
Mortgages payable	$448,505	$450,481
Junior subordinated notes	37,400	37,400
Credit facility	—	—
Deferred financing costs (1)	(3,749)	(4,247)
Total debt obligations, net of deferred costs	$482,156	$483,634
__________________________________________
(1) Excludes $305 and $374 of deferred financing costs related to the credit facility which are reflected in other assets at June 30, 2025 and December 31, 2024, respectively.

Mortgages Payable

At June 30, 2025, the weighted average interest rate on the Company's mortgage payables was 4.09% and the weighted average remaining term to maturity is 5.6 years. For the three months ended June 30, 2025 and 2024, interest expense, which includes amortization of deferred financing costs, was $5,023,000 and $4,686,000, respectively. For the six months ended June 30, 2025 and 2024, interest expense, which includes amortization of deferred financing costs, was $10,014,000 and $9,385,000, respectively.

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

The interest rate on the credit facility, which adjusts monthly and is subject to a floor of 6.0%, equals one-month term SOFR plus 250 basis points. The interest rate in effect as of June 30, 2025 is 6.95%. There is an unused facility fee of 0.25% per annum on the total amount committed by VNB and unused by the Company. At June 30, 2025, the Company is in compliance in all material respects with its obligations under the facility.

At June 30, 2025 and December 31, 2024, there was no outstanding balance on the facility and at each such date, the full amount was available to be borrowed. Interest expense for the three months ended June 30, 2025 and 2024, which includes amortization of deferred financing costs and unused fees, was $60,000 and $92,000, respectively. Interest expense for the six months ended June 30, 2025 and 2024, which includes amortization of deferred financing costs and unused fees, was $119,000 and $184,000, respectively. The remaining deferred financing costs of $305,000 and $374,000 are recorded as Other Assets on the Consolidated balance sheets at June 30, 2025 and December 31, 2024, respectively.

On July 9, 2025, in connection with the Auburn Acquisition, the Company borrowed $7,000,000 from its credit facility.

Junior Subordinated Notes

At June 30, 2025 and December 31, 2024, the outstanding principal balance of the Company's junior subordinated notes was $37,400,000, before deferred financing costs of $227,000 and $237,000, respectively. The interest rate on outstanding balance resets quarterly and is equal to three month term SOFR + 2.26%. The interest rate in effect at June 30, 2025 and 2024 was 6.54% and 7.59%, respectively.

The junior subordinated notes require interest only payments through the maturity date of April 30, 2036, at which time repayment of the outstanding principal and unpaid interest become due. Interest expense for the three months ended June 30, 2025 and 2024, which includes amortization of deferred financing costs, was $624,000 and $722,000, respectively. Interest expense for the six months ended June 30, 2025 and 2024, which includes amortization of deferred financing costs, was $1,250,000 and $1,454,000, respectively.

Note 11 – Related Party Transactions

The Company has retained certain of its part-time executive officers and Fredric H. Gould, a director, among other things, to participate in the Company's multi-family property analysis and approval process (which includes service on an investment committee), provide investment advice, and provide long-term planning and consulting with executives and employees with respect to other business matters, as required. The aggregate fees incurred for these services in each of the three months ended June 30, 2025 and 2024 were $425,000 and $405,000, respectively and $850,000 and $810,000 for the six months ended June 30, 2025 and 2024.

Management of a property owned by the Company and a joint venture property are provided by Majestic Property Management LLC. ("Majestic Property"), a company wholly owned by Fredric H. Gould. Certain of the Company's officers and management directors are also officers and directors of Majestic Property. Majestic Property may also provide real estate brokerage and construction supervision services to these properties. These fees amounted to $6,000 and $8,000 for the three months ended June 30, 2025 and 2024 and $15,000 and $17,000 for the six months ended June 30, 2025 and 2024.

Pursuant to a shared services agreement between the Company and several affiliated entities, including Gould Investors
L.P. ("Gould Investors"), the owner and operator of a diversified portfolio of real estate and other assets, and One Liberty Properties, Inc., a NYSE listed equity REIT, (i) the services of the part- time personnel that perform certain executive, administrative, legal, accounting and clerical functions and (ii) certain facilities and other resources, are provided to the Company by other entities. The allocation of expenses for the facilities, personnel and other resources shared by, among others, the Company and Gould Investors, is determined in accordance with such agreement and is included in general and administrative expense on the consolidated statements of operations. During the three months ended June 30, 2025 and 2024, allocated general and administrative expenses reimbursed by the Company to Gould Investors pursuant to the shared services agreement aggregated was $163,000 and $141,000, respectively and $341,000 and $361,000 for the six months ended June 30, 2025 and 2024. Jeffrey A. Gould and Matthew J. Gould, executive officers and directors of the Company, are executive officers of Georgetown Partners, LLC, the managing general partner of Gould Investors.

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

Loan Receivables: At June 30, 2025, the estimated fair value of the loan receivables is greater than their carrying value by approximately $178,000, based on market interest rates ranging from 5.91% to 6.12%. At December 31, 2024, the estimated fair value of the Company's loan receivables, equaled their carrying value due to their proximity to origination. The Company values its loan receivables using a discounted cash flow analysis of the expected cash flow of each instrument.

Note 12 – Fair Value Measurements (continued)

Junior subordinated notes: At June 30, 2025 and December 31, 2024, the estimated fair value of the notes is lower than their carrying value by approximately $3,554,000 and $3,578,000, respectively, based on a market interest rate of 7.59% and 7.94%, respectively. The Company values its junior subordinated notes using a discounted cash flow analysis on the expected cash flows of each instrument.

Mortgages payable: At June 30, 2025, the estimated fair value of the Company’s mortgages payable is lower than their carrying value by approximately $32,369,000, assuming market interest rates between 4.88% and 6.54%. At December 31, 2024, the estimated fair value of the Company's mortgages payable was lower than their carrying value by approximately $39,277,000, assuming market interest rates between 5.38% and 6.61%. Market interest rates were determined using rates which the Company believes reflects institutional lender yield requirements at the balance sheet dates. The Company values its mortgages payable using a discounted cash flow analysis on the expected cash flows of each instrument.

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

Note 15 – Subsequent Events

Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of June 30, 2025, that warrant additional disclosure, have been included in the notes to the consolidated financial statements.

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

Table of Content
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

Overview
We are an internally managed real estate investment trust, also known as a REIT, that owns, operates and, to a lesser extent, holds interests in joint ventures that own and operate multi-family properties. At June 30, 2025, we: (i) wholly-own 21 multi-family properties with an aggregate of 5,420 units and a carrying value of $605.3 million; (ii) have ownership interests, through unconsolidated entities, in eight multi-family properties with 2,527 units and a carrying value of $30.0 million; (iii) have preferred equity interests in two multi-family properties with a carrying value of $17.7 million and (iii) own other assets, through consolidated and unconsolidated subsidiaries, with a carrying value of $1.8 million. The 29 multi-family properties are located in 11 states; most of these properties are located in the Southeast United States and Texas.
Acquisition subsequent to June 30, 2025
On July 10, 2025, a joint venture in which we have an 80% interest, acquired 1322 North, a 214-unit multi-family property located in Auburn, AL. The Company acquired the property for $36.5 million, including a $24.4 million mortgage. The mortgage matures in 2032, bears a 5.38% fixed interest rate, and is interest only through maturity. We contributed $10.7 million to the joint venture for our equity interest. In connection with this transaction, we borrowed $7 million from our credit facility. See Notes 9 and 10 to our consolidated financial statements.
Challenges and Uncertainties

We face challenges due to the uncertain national economic environment (e.g., the possibility of inflation, recession and/or stagflation, the potential impact of tariffs and trade wars, and/or volatile interest rates), and uncertainties in the multifamily property market(e.g., limited acquisition opportunities due to the mispricing of assets (i.e.,cap rates that do not, in our belief, correlate appropriately to interest rates and other market factors) and oversupply of multifamily properties in several markets in which we compete (including Atlanta, GA, Huntsville, AL, Dallas, TX, San Antonio, TX, Nashville TN, LaGrange, GA and San Marcos, TX). In addition, we use concessions (and in particular, in markets that are especially competitive) as a means to improve occupancy. The use of concessions will reduce our rental income and may add to the variability of our operating results. These challenges and uncertainties have, and we anticipate will continue to (i) adversely impact the rental and occupancy rates at our properties, which will adversely impact our operating results, and (ii) as further noted below, limit our ability or willingness to acquire properties, grow rental income and/or control our real estate operating expenses, some of which, such as real estate taxes and insurance expense, we have a very limited ability to control.

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

We anticipate that our mortgage interest expense will increase as we refinance the aggregate $174.5 million of principal balances of mortgage debt maturing through 2027 (including $46.8 million of such principal balances at unconsolidated subsidiaries) because current comparable mortgage interest rates are generally higher than the weighted average interest rate on such maturing mortgages (i.e, the weighted average interest rate on the mortgages on our consolidated and unconsolidated properties maturing through December 31, 2027 is 4.09%). For comparison purposes, the interest rate on the mortgage obtained in connection with the Auburn Acquisition was 5.38%.

Results of Operations

Three months ended June 30, 2025 compared to three months ended June 30, 2024.
As used herein, the term "same store properties" refers to multi-family properties that were wholly owned for the entirety of the periods presented. For the three months ended June 30, 2025 and 2024, all of our multi-family properties in our consolidated portfolio are same store properties.

Revenues

The following table compares our revenues for the periods indicated:

	Three Months Ended June 30,
(Dollars in thousands):	2025	2024	Increase (Decrease)	% Change
Rental and other revenue from real estate properties	$23,729	$23,778	$(49)	(0.2)%
Loan interest and other income	468	84	384	457.1%
Total revenues	$24,197	$23,862	$335	1.4%

Rental and other revenue from real estate properties
The change was due to an aggregate decrease of $166,000 due to a decline in ancillary income (i.e, storage income, amenity fees, termination fees, etc.) and to a lesser extent, a decline in rental rates (which includes the effect of straight line rent adjustments related to rent concessions),The change was offset by an aggregate $117,000 increase due to a lease extension and tenant reimbursements at a commercial property and an improvement in occupancy.

Loan interest and other income

The increase is due primarily to interest income (including fee amortization) of $315,000 earned from the preferred equity investments originated in the fourth quarter of 2024.

Expenses

The following table compares our expenses for the periods indicated:

	Three Months Ended June 30,
(Dollars in thousands)	2025	2024	Increase (Decrease)	% Change
Real estate operating expenses	$11,117	$10,846	$271	2.5%
Interest expense	5,707	5,500	207	3.8%
General and administrative	3,744	3,813	(69)	(1.8)%
Depreciation and amortization	6,580	6,466	114	1.8%
Total expenses	$27,148	$26,625	$523	2.0%

Real estate operating expenses.

The change is due to a $295,000 increase in repair and maintenance expense, a portion of which was reimbursed from insurance proceeds. There were also increases in payroll, real estate taxes and utilities expense, none of which were individually significant. The change was offset by a $263,000 reduction in the premium on our master insurance policy.

Interest expense
Interest expense increased primarily due to $393,000 of interest from the financing of our Woodland Trails - LaGrange, GA property which occurred in the third quarter of 2024, offset by a $98,000 decrease in interest on our subordinated debt due to a reduction in interest rates. We anticipate that interest expense may increase in the short term as we borrowed $7.0 million from our credit facility in connection with the Auburn Acquisition.

Table of Content
Equity in earnings of unconsolidated joint ventures
Equity in earnings decreased $90,000 from $389,000 in the three months ended June 30, 2024 to $299,000 in the three months ended June 30, 2025. The decrease was the result of reduced revenues and increased real estate operating expense at many of our unconsolidated multi-family properties, offset by a reduced loss at our Stono Oaks property. This property is in lease up and generated increased revenues as occupancy increased to 78% at June 30, 2025.
Insurance recovery of casualty loss
In the quarter ended June 30, 2025, the Company received a $189,000 insurance reimbursement (net of a $100,000 deductible) from a casualty event that occurred at our Silvana Oaks property. There was no comparable recovery in the quarter ended June 30, 2024.
Income tax provision
The increase is due to the receipt, in the three months ended June 30, 2024, of a $164,000 Tennessee franchise refund due to a change in Tennessee law.

Table of Content
Results of Operations
Six Months Ended June 30, 2025 compared to six months ended June 30, 2024.
As used herein, the term "same store properties" refers to multi-family properties that were wholly owned for the entirety of the periods presented. For the six months ended June 30, 2025 and 2024, all of our properties in our consolidated portfolio are same store properties.

Revenues

The following table compares our revenues for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands):	2025	2024	Increase (Decrease)	% Change
Rental and other revenue from real estate properties	$47,348	$47,076	$272	0.6%
Loan interest and other income	955	189	766	405.3%
Total revenues	$48,303	$47,265	$1,038	2.2%

Rental and other revenue from real estate properties

The increase is due to a lease extension and tenant reimbursements at our commercial property and, to a lesser extent, an increase in rental rates (which includes the effect of straight line rent adjustments related to rent concessions).
Loan interest and other income

The increase is due primarily to interest income (including fee amortization) of $625,000 earned from the preferred equity investments originated in the fourth quarter of 2024.

Expenses

The following table compares our expenses for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024	Increase (Decrease)	% Change
Real estate operating expenses	$21,667	$21,425	$242	1.1%
Interest expense	11,383	11,023	360	3.3%
General and administrative	7,814	7,965	(151)	(1.9)%
Depreciation and amortization	13,121	12,901	220	1.7%
Total expenses	$53,985	$53,314	$671	1.3%

Real estate operating expense

The change is due primarily to increases of (i) $213,000 in repairs and maintenance a portion of which was reimbursed from insurance proceeds; (ii) $173,000 in utilities, primarily water and sewer; (iii) $164,000 in real estate taxes due primarily to increased assessments; and (iv) $145,000, primarily due to leasing expense.

The increase was offset by $508,000 decrease in premium on our master insurance policy.

Interest expense

The change is due primarily to the additional $782,000 related to the Woodlands Financing, offset by $204,000 due to the decrease on the interest rate on our junior subordinated notes.

General and administrative

Of the decrease, approximately (i) $145,000 is due to a temporary reduction in staffing and (ii) $114,000 is due to reduced amortization associated with RSUs that vest upon the achievement of specified levels of adjusted funds from operations; we do not currently anticipate achieving the minimum performance level that would result in the vesting of such RSUs. The decrease

Table of Content
was offset by a $150,000 increase primarily due to professional fees related to the 2024 audit. We anticipate that during the quarter ending September 30, 2025, we will incur a $237,000 non-cash charge related to Mitchell Gould's, our former Executive Vice President, restricted stock awards.
Equity in earnings of unconsolidated joint ventures
Equity in earnings from unconsolidated joint ventures increased to $712,000 for the six months ended June 30, 2025 from $617,000 for the six months ended June 30, 2024. The increase is due primarily to continued leasing at our Stone Oaks property which is currently in lease up.

Insurance recovery of casualty loss
In the six months ended June 30, 2025, the Company received and aggregate of $257,000 insurance reimbursements (net of an aggregate of $200,000 in deductibles) from casualty events that occurred at our Silvana Oaks and Avalon properties. There was no comparable recovery in the six months ended June 30, 2024.
Income tax provision
Income tax provision increased to $118,000 for the six months ended June 30, 2025 from $13,000 in the six months ended June 30, 2024. The increase is due to the receipt, in the six months ended June 30, 2024, of a Tennessee franchise tax refund due to a change in Tennessee law.

Liquidity and Capital Resources

We require funds to pay operating expenses and debt service obligations, acquire and/or invest in properties (including alternative investments), make capital and other improvements, fund capital contributions, and pay dividends. Generally, our primary sources of capital and liquidity are the operations of our multi-family properties (including distributions and/or income from the preferred equity investments and the operations of the unconsolidated multi-family properties), mortgage debt financings and re-financings, the issuance of shares of our common stock pursuant to our at-the-market distribution and dividend reinvestment programs, borrowings from our credit facility and our available cash. At August 1, 2025, our available liquidity was approximately $49.0 million, including $16.0 million of cash and cash equivalents and $33 million available under our credit facility.

We anticipate that from July 1, 2025 through December 31, 2027, our operating expenses, $77.4 million of mortgage amortization and interest expense (including $27.6 million from unconsolidated joint ventures), $15.4 million, $130.4 million and $65.9 million of balloon payments with respect to mortgages maturing in 2025, 2026 and 2027, respectively (including $60.9 and $23.1 million maturing in 2026 and 2027, respectively, from unconsolidated joint ventures), interest expense on our junior subordinated notes, estimated cash dividend payments of at least $47.2 million (assuming (i) the current quarterly dividend rate of $0.25 per share and (ii) 18.9 million shares outstanding), will be funded from cash generated from operations (including distributions from unconsolidated joint ventures). Our operating cash flow and available cash is insufficient to fully fund the $211.7 million (including $84.0 million at unconsolidated joint ventures) of balloon payments due through 2027, and if we are unable to refinance such debt on acceptable terms, we may need to issue additional equity or dispose of properties, in each case on potentially unfavorable terms.

Our ability to acquire or invest in additional multi-family property opportunities and implement value-add projects is limited by our available cash and our ability to (i) draw on our credit facility, (ii) obtain, on acceptable terms, mortgage debt from lenders, and (iii) raise capital from the sale of our common stock.

At June 30, 2025, we had mortgage debt of $699.3 million (including $250.2 million of mortgage debt at of our unconsolidated subsidiaries). The mortgage debt at our: (i) consolidated properties had a weighted average interest rate of 4.09% and a weighted average remaining term to maturity of approximately 5.6 years, and (ii) at our unconsolidated subsidiaries had a weighted average interest rate of 4.26% and a remaining term to maturity of approximately 3.4 years.
Junior Subordinated Notes
As of June 30, 2025, $37.4 million (excluding deferred costs of $232,000) in principal amount of our junior subordinated notes is outstanding. These notes mature in April 2036, contain limited covenants (including covenants prohibiting us from paying dividends or repurchasing capital stock if there is an event of default (as defined therein) on these notes), are redeemable at our option and bear an interest rate, which resets and is payable quarterly, at a rate of three-month term SOFR plus 250 basis points. At June 30, 2025 and 2024, the interest rate on these notes was 6.54% and 7.59%, respectively.

Table of Content
Credit Facility
Our credit facility with VNB New York, LLC, an affiliate of Valley National Bank (collectively, "VNB"), allows us to borrow, subject to compliance with borrowing base requirements and other conditions, up to $40 million, (i) for the acquisition of, and investment in, multi-family properties, (ii) to repay mortgage debt secured by multi-family properties and (iii) for Operating Expenses (i.e., working capital (including dividend payments) and operating expenses); provided, that not more than $25 million may be used for Operating Expenses. The credit facility is secured by cash accounts maintained by us at VNB (and we are required to maintain substantially all of our bank accounts at VNB), and the pledge of our interests in the entities that own the unencumbered multi-family properties used in calculating the borrowing base. The credit facility bears an annual interest rate, which resets monthly, equal to one-month term SOFR plus 250 basis points, with a floor of 6.00%. There is an annual fee of 0.25% on the total amount committed by VNB and unused by us. The credit facility matures in September 2027. Net proceeds received from the sale, financing or refinancing of our properties are generally required to be used to repay amounts outstanding on the facility. The interest rate in effect at June 30, 2025 and August 1, 2025, was 6.95% and 6.83% respectively. As of August 1, 2025, there was an outstanding balance of $7 million on the credit facility and $33 million is available to be borrowed thereunder.
The terms of the credit facility include certain restrictions and covenants which, among other things, limit the incurrence of liens, require that we maintain and include in the collateral securing the facility at least two unencumbered properties with an aggregate value (as calculated pursuant to the facility) of at least $50 million, and require compliance with financial ratios relating to, among other things, maintaining a minimum tangible net worth of $140 million, the minimum amount of debt service coverage with respect to the properties (and amounts drawn on the credit facility) used in calculating the borrowing base. Net proceeds received from the sale, financing or refinancing of wholly-owned properties are generally required to be used to repay amounts outstanding under the credit facility. At June 30, 2025, we were in compliance in all material respects with the requirements of the facility.

Other Financing Sources and Arrangements

At June 30, 2025, we are joint venture partners in unconsolidated joint ventures which own eight multi-family properties and the distributions to us from these joint venture properties of $603,000 during the quarter ended June 30, 2025 contributed to our liquidity and cash flow. Further, we may be required to make significant capital contributions with respect to these properties. At June 30, 2025, our investments in these joint venture properties had a net-equity carrying value of $30.0 million. The underlying properties are subject to mortgage debt, which is not reflected on our consolidated balance sheet, of $251.1 million. Although BRT Apartments Corp. is not the obligor with respect to such mortgage debt, the loss of any of these properties due to mortgage foreclosure or similar proceedings would have a material adverse effect on our results of operations and financial condition. See note 9 to our consolidated financial statements.

At June 30, 2025, we had preferred equity investments in two multi-family properties and during the quarter ended June 30, 2025, we generated $301,000 of loan interest income from these investments. At June 30, 2025, these investments had a carrying value of $17.7 million, are unsecured and are structurally subordinate to (including the payment of the returns thereon), to an aggregate of $51.2 million of mortgage debt (which is not reflected on our consolidated balance sheet) bearing a weighted average interest rate of 4.81% and a weighted average remaining term to maturity of 5.4 years. Although we are not the obligor with respect to such mortgage debt, the loss of any of these investments due to mortgage foreclosure or similar proceedings would have a material adverse effect on our results of operations and financial condition. See note 6 to our consolidated financial statements.

Cash Distribution Policy

We have elected to be treated as a REIT under the Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute to our stockholders within the time frames prescribed by the Code at least 90% of our ordinary taxable income. Management currently intends to maintain our REIT status. As a REIT, we generally will not be subject to corporate Federal income tax on taxable income we distribute to stockholders in accordance with the Code. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent tax years. Even if we qualify for Federal taxation as a REIT, we are subject to certain state and local taxes on our income and to Federal income and excise taxes on undistributed taxable income (i.e., taxable income not distributed in the amounts and in the time frames prescribed by the Code).
On July 9, 2025, we paid a quarterly cash dividend of $0.25 per share to holders of record of our common stock as of the close of business on June 25, 2025.

Table of Content
We anticipate that the dividends paid in 2025 will be treated as a return of capital for Federal income tax purposes.

We carefully monitor our discretionary spending. Our largest recurring discretionary expenditure has been our quarterly dividend (which was $0.25 per share of common stock, or approximately $4.7 million, with respect to the dividend paid in July 2025). Each quarter, our board of directors evaluates the timing and amount of our dividend based on its assessment of, among other things, our short and long- term cash and liquidity requirements, prospects, debt maturities, projections of our REIT taxable income, net income, funds from operations, and adjusted funds from operations.

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

The tables below provides a reconciliation of net loss determined in accordance with GAAP to FFO and AFFO on a dollar and per share basis for each of the indicated periods (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
GAAP Net loss attributable to common stockholders	$(2,566)	$(2,345)	$(4,918)	$(5,516)
Add: depreciation and amortization of properties	6,580	6,466	13,121	12,901
Add: our share of depreciation in unconsolidated joint venture properties	1,436	1,373	2,969	2,740
Adjustments for non-controlling interests	(4)	(4)	(8)	(8)
NAREIT Funds from operations attributable to common stockholders	5,446	5,490	11,164	10,117

Adjustments for: deferred rent concessions and straight line rent	(179)	(388)	(81)	(363)
Adjustments for: our share of straight-line rent and rent concession accruals from unconsolidated joint venture properties	5	(60)	(7)	(60)
Add: amortization of restricted stock and RSU expense	1,135	1,090	2,277	2,432
Add: amortization of deferred mortgage and debt costs	284	271	567	542
Add: our share of deferred mortgage costs from unconsolidated joint venture properties	30	30	60	60
Add: amortization of fair value adjustment for mortgage debt	126	139	255	282
Adjustments for non-controlling interests	—	(4)	—	(8)
Adjusted funds from operations attributable to common stockholders	$6,847	$6,568	$14,235	$13,002

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
GAAP Net (loss) income attributable to common stockholders	$(0.14)	$(0.13)	$(0.26)	$(0.30)
Add: depreciation and amortization of properties	0.35	0.35	0.69	0.69
Add: our share of depreciation in unconsolidated joint venture properties	0.08	0.07	0.16	0.15
Adjustment for non-controlling interests	—	—	—	—
NAREIT Funds from operations per diluted common share	0.29	0.29	0.59	0.54

Adjustments for: deferred rent concessions and straight line rent	(0.01)	(0.02)	—	(0.02)
Adjustments for: our share of straight-line rent and rent concession accruals in unconsolidated joint venture properties	—	—	—	—
Add: amortization of restricted stock and RSU expense	0.05	0.06	0.12	0.13
Add: amortization of deferred mortgage and debt costs	0.02	0.01	0.03	0.03
Add: our share of deferred mortgage and debt costs from unconsolidated joint venture properties	—	—	—	—
Add: amortization of fair value adjustment for mortgage debt	0.01	0.01	0.01	0.02
Adjustments for non-controlling interests	—	—	—	—
Adjusted funds from operations per diluted common share	$0.36	$0.35	$0.75	$0.70

Diluted shares outstanding for FFO and AFFO	18,909,000	18,699,000	18,906,000	18,640,000
Three Months Ended June 30, 2025 and 2024
FFO for the three months ended June 30, 2025 decreased on an absolute basis (but not a per share basis) from the corresponding quarter in the prior year primarily due to (i) increased interest expense, (ii) a decrease in rental income (which includes the effect of straight line rent adjustments related to concessions) and (iii) increased tax expense. The decrease was offset primarily due to the increases in loan interest and other income and insurance proceeds from a casualty event, and a decline in general and administrative expense.
AFFO for the three months ended June 30, 2025 increased from the corresponding period in the prior year primarily due to the factors contributing to the changes in FFO, excluding the impact of the straight line rent adjustments.
See "Results of Operations - Three Months Ended June 30, 2025 compared to three months ended June 30, 2024" for a discussion of these changes.
Six Months Ended June 30, 2025 and 2024
FFO for the six months ended June 30, 2025 increased from the corresponding period in the prior year primarily due to (i) an increase in loan interest and other income, (ii) an improvement in operating margins (including the impact of the lease extension at a commercial property) at consolidated and unconsolidated properties , (iii) an increase in insurance recoveries and (iv) a decrease in expense related to equity awards. This increase was offset by (i) an increase in interest expense and (ii) an increase in income tax expense.
.
AFFO for the six months ended June 30, 2025 increased from the corresponding period in the prior year due to the factors contributing to the change in FFO, other than the changes in straight line rent adjustments and the expense related to equity awards.
See "Results of Operations - Six Months Ended June 30, 2025 compared to six months ended June 30, 2024", for a discussion of these changes.

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
NOI is defined as "Rental and other revenue from real estate properties" less "Real estate operating expenses" in each case as presented on our statements of operations. Real estate operating expenses include real estate taxes, insurance, property management expense, utilities, repairs and maintenance, administrative and marketing. Other REIT’s may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REIT’s. We believe NOI provides an operating perspective not immediately apparent from GAAP operating income or net income (loss). NOI is one of the measures we use to evaluate our performance because it (i) measures the core operations of property performance by excluding corporate level expenses and other items unrelated to property operating performance and (ii) captures trends in rental housing and property operating expenses. However, NOI should only be used as an alternative measure of our financial performance.
The following table provides a reconciliation of net income attributable to common stockholders as computed in accordance with GAAP to NOI of our consolidated properties for the periods presented (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Variance	2025		2024	Variance
GAAP Net loss attributable to common stockholders	$(2,566)	$(2,345)	$(221)	$(4,918)		$(5,516)	$598
Less: Loan interest and other income	(468)	(84)	(384)	(955)		(189)	(766)
Add: Interest expense	5,707	5,500	207	11,383		11,023	360
General and administrative	3,744	3,813	(69)	7,814		7,965	(151)
Depreciation and amortization	6,580	6,466	114	13,121		12,901	220
Provision for taxes	60	(65)	125	118		13	105
Insurance recovery	(189)	—	(189)	(257)	—	—	(257)
Adjust for: Equity in (earnings) loss of unconsolidated joint venture properties	(299)	(389)	90	(712)		(617)	(95)
Add: Net income attributable to non-controlling interests	43	36	7	87		71	16
Net Operating Income	$12,612	$12,932	$(320)	$25,681		$25,651	$30
Less: Non-same store Net Operating Income	316	251	65	638		521	117
Same store Net Operating Income	$12,296	$12,681	$(385)	$25,043		$25,130	$(87)

For the three months ended June 30, 2025, NOI decreased from the corresponding period in 2024 primarily due to a $271,000 increase in real estate operating expenses. See "Results of Operations - Three Months Ended June 30, 2025 Compared to the Three Months ended June 30, 2024" for a discussion of these changes.

For the six months ended June 30, 2025, NOI increased from the corresponding period in 2024 primarily to a $272,000 increase in rental revenue offset by a $242,000 increase in real estate operating expenses. See "Results of Operations - Six months Ended June 30, 2025 compared to the Six Months ended June 30, 2024" for a discussion of these changes.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

All of our mortgage debt bears interest at fixed rates. Our junior subordinated notes bear interest at the rate of three month term SOFR plus 226 basis points. At June 30, 2025, the interest rate on these notes was 6.54%. Our credit facility bears interest at the rate of one month term SOFR plus 250 basis points. There was no balance outstanding on the credit facility at June 30, 2025. A 100 basis point increase in interest rates would increase our related interest expense on our junior subordinated notes by approximately $374,000 annually and a 100 basis point decrease in the rates would decrease our related interest expense by $374,000 annually.

Item 4. Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based upon that evaluation, these officers concluded that as of June 30, 2025 our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

The following table summarizes our purchases of our common stock during the three months ended June 30, 2025:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 - April 30, 2025	63,356	$15.84	63,356	$8,752,028
May 1 - May 31, 2025	—	—	—	$8,752,028
June 1 -June 30, 2025	—	$—	—	$8,752,028
Total	63,356		63,356
__________________________

The following table summarizes purchases of our common stock during the three months ended June 30, 2024 by Gould Investors L.P. (Gould Investors may be deemed to be an "affiliated purchaser" (as such term is used in Rule 10b-18(a)(3) promulgated under the Exchange Act) of the Company as Jeffrey A. Gould and Matthew J. Gould, our executive officers are directly or indirectly, the managers of the managing general partner of Gould Investors):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Cost

April 1 - April 30, 2025	—	—	—
May 1 - May 31, 2025	66,598	$15.51	$1,033,144
June 1, - June 30, 2025	10,368	15.91	164,946
Total	76,966	$15.57	$1,198,090

Item 5. Other Information

Disclosure of 10b5-1 Plans

None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c ) or any "non-Rule 10b5-1 trading arrangement" in effect at any time during the three months ended June 30, 2025.

Equity Incentive Program Activity

On July 11, 2025, we awarded an aggregate of approximately 173,700 shares subject to restricted stock units (“RSUs”), and related dividend equivalent rights. Generally, the awards vest in 2028 subject to satisfaction of, among other things, market and performance conditions.

We determined that as of June 30, 2025, none of the performance and market conditions with respect to the vesting of the RSUs granted in 2022 had been met. Accordingly, all such awards, to the extent not previously forfeited, were forfeited.

Impact of the One Big Beautiful Bill Act on the Company and its Stockholders

The discussion under "Federal Income Tax Considerations" in our prospectus dated April 28, 2023, as the same may have been amended or supplemented form time-to-time (the “Prospectus”), is hereby modified to reflect legislation commonly referred to as the One Big Beautiful Bill Act. Capitalized terms used in this section without being defined herein shall have the meanings ascribed to them by the Prospectus.

Enactment of the One Big Beautiful Bill Act: On July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law. Among other changes, the OBBBA included a number of changes to the Code that affect the U.S. federal income tax laws applicable to REITs and their security holders. The most significant of those changes are described below. Prospective investors should consult their tax advisors regarding the effects of the OBBBA on their investment.

REIT Asset Tests: The OBBBA increases the ownership limit applicable to TRSs for taxable years ending after December 31, 2025. For taxable years ending after December 31, 2017 through December 31, 2025, not more than 20% of the value of our total assets may be represented by securities of one or more TRSs. For taxable years ending after December 31, 2025, not more than 25% of the value of our total assets may be represented by securities of one or more TRSs.

Pass-Through Business Income Tax Rate Lowered through Deduction: The OBBBA permanently extends the provisions allowing individuals and some trusts and estates to deduct up to 20% of “qualified REIT dividends,” which are REIT dividends other than capital gain dividends, dividends designated as eligible for capital gain tax rates and certain other income items discussed under “Impact of the Tax Cuts and Jobs Act on the Company and its Stockholders-Pass-Through Business Income Tax Rate Lowered through Deduction.”

Limitations on Interest Deductibility: The OBBBA eases the limitation on the deduction for net interest expense discussed under “Impact of the Tax Cuts and Jobs Act on the Company and its Stockholders-Limitations on Interest Deductibility,” by modifying the definition of “adjusted taxable income” which is one of the limitations on the deduction. For taxable years beginning after December 21, 2025, adjusted taxable income will again be calculated before any deductions for depreciation, amortization, and depletion.

Revised Individual Tax Rates and Deductions: The OBBBA permanently extends the individual income tax changes discussed under “Impact of the Tax Cuts and Jobs Act on the Company and its Stockholders-Revised Individual Tax rates and Deduction.”

The changes made by the OBBBA are complex and we cannot predict the long-term impact of the OBBBA, other new U.S. federal tax laws, and whether, when and how the OBBBA and other new U.S. federal tax laws will be affected by any administrative and judicial interpretations. Prospective investors should consult their tax advisors regarding the effects of the OBBBA on their investment.

Item 6. Exhibits

Exhibit No.	Title of Exhibits
10.1*	Form of Performance Awards granted in 2025 pursuant to the 2024 Incentive Plan
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Senior Vice President—Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Senior Vice President—Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements. XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Date File (formatted as inline XBRL and contained in Exhibit 101)
_______________________________
* Management contract of compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRT APARTMENTS CORP.

August 7, 2025	/s/ Jeffrey A. Gould
Jeffrey A. Gould, President and
Chief Executive Officer

August 7, 2025	/s/ George Zweier
George Zweier, Vice President
and Chief Financial Officer
(principal financial officer)