Form 10-Q
period 2025-09-30
BRT Apartments Corp.
filed 2025-11-06
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

19,020,394 shares of Common Stock,
par value $0.01 per share, outstanding on October 31, 2025

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
•we refer to certain entities as “affiliated entities”, because such entities share with us certain executive personnel and ownership. Our “affiliated entities” include Gould Investors L.P. (“Gould Investors”), a master limited partnership involved primarily in the ownership and operation of a diversified portfolio of real estate assets; Georgetown Partners LLC (“Georgetown”), which is the managing general partner of Gould Investors and which is controlled indirectly by, among others, Jeffrey A. Gould, our President, Chief Executive Officer and a director, and Matthew J. Gould, our Senior Vice President and a director; One Liberty Properties, Inc. (“OLP”), a NYSE listed industrial focused REIT; and Majestic Property Management LLC. (“Majestic Property”), a property management company which compensates certain of our executive officers, and which is indirectly owned by, among others, Jeffrey A. Gould, a director and our chief executive officer and president, and Matthew J. Gould, a director and a senior vice president. The use of the term "affiliated entities" or similar terms does not constitute an acknowledgement that such person(s) or entities are affiliates (as such term is used in the Securities Act (as defined below) or Exchange Act (as defined below) of ours or one another;
•"same store properties" refer to properties that we owned and operated for the entirety of periods being compared, except for properties that are in lease-up. We move properties previously excluded from our same store portfolio (because they were in lease up) into the same store designation once they have stabilized (as described below) and such status has been reflected fully in all applicable periods of comparison. Newly constructed, lease-up, development and redevelopment properties are deemed stabilized upon the earlier to occur of the first full calendar quarter beginning (a) 12 months after the property is fully completed and put in service and (b) attainment of at least 90% physical occupancy. All of the properties in our multi-family portfolio are "same store properties", except for Stono Oaks, 1322 North and Oaks at Victory;
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

Item 1. Financial Statements

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	September 30, 2025	December 31, 2024
	(unaudited)	(audited)
ASSETS
Real estate properties, net of accumulated depreciation and amortization of $126,165 and $106,425	$602,141	$615,915
Investments in unconsolidated joint ventures	48,169	31,344
Loan receivables, net of deferred fees of $267 and $313 and allowance for credit loss of $270 and $270	17,713	17,667
Cash and cash equivalents	21,105	27,856
Restricted cash	4,860	3,221
Other assets	20,182	17,460
Total Assets	$714,170	$713,463
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $3,864 and $4,010	$443,803	$446,471
Junior subordinated notes, net of deferred costs of $222 and $237	37,178	37,163
Credit facility	17,500	—
Accounts payable and accrued liabilities	29,031	24,915
Total Liabilities	527,512	508,549

Commitments and contingencies
Equity:
BRT Apartments Corp. stockholders' equity:
Preferred shares $0.01 par value 2,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized; 18,034 and 17,872 shares outstanding	180	179
Additional paid-in capital	275,870	272,275
Accumulated deficit	(89,306)	(67,485)
Total BRT Apartments Corp. stockholders’ equity	186,744	204,969
Non-controlling interests	(86)	(55)
Total Equity	186,658	204,914
Total Liabilities and Equity	$714,170	$713,463

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except shares and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Rental and other revenue from real estate properties	$24,031	$24,177	$71,379	$71,253
Loan interest and other income	403	219	1,358	408
Total revenues	24,434	24,396	72,737	71,661
Expenses:
Real estate operating expenses - including $11 and $9 to related parties for the three months ended and $26 and $26 for the nine months ended	11,342	11,187	33,009	32,612
Interest expense	5,882	5,745	17,265	16,768
General and administrative - including $206 and $208 to related parties for the three months ended and $548 and $569 for the nine months ended	3,937	3,811	11,751	11,776
Depreciation and amortization	6,619	6,499	19,740	19,400
Total expenses	27,780	27,242	81,765	80,556
Total revenues less total expenses	(3,346)	(2,846)	(9,028)	(8,895)
Equity in (loss) earnings of unconsolidated joint ventures	(75)	369	637	986
Gain on sale of real estate	755	—	755	—
Insurance recovery of casualty loss	—	—	257	—
Loss from continuing operations	(2,666)	(2,477)	(7,379)	(7,909)
Income tax provision (benefit)	2	(310)	120	(297)
Loss from continuing operations, net of taxes	(2,668)	(2,167)	(7,499)	(7,612)
Net income attributable to non-controlling interest	(39)	(38)	(126)	(109)
Net loss attributable to common stockholders	$(2,707)	$(2,205)	$(7,625)	$(7,721)

Weighted average number of shares of common stock outstanding:
Basic and diluted	18,028,496	17,796,206	18,000,615	17,720,024

Net loss per share amounts attributable to common stockholders:
Basic and diluted	$(0.14)	$(0.12)	$(0.40)	$(0.41)

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Shares of Common Stock	Additional Paid-In Capital	(Accumulated Deficit)	Non- Controlling Interest	Total
Balances, December 31, 2024	$179	$272,275	$(67,485)	$(55)	$204,914
Distributions - common stock - $0.25 per share	—	—	(4,732)	—	(4,732)
Restricted stock and restricted stock units vesting	2	(2)	—	—	—
Compensation expense - restricted stock and restricted stock units	—	1,142	—	—	1,142
Distributions to non-controlling interests	—	—	—	(53)	(53)
Shares issued through DRIP	—	808	—	—	808
Shares repurchased	(1)	(1,381)	—	—	(1,382)
Net (loss) income	—	—	(2,352)	44	(2,308)
Balances, March 31, 2025	$180	$272,842	$(74,569)	$(64)	$198,389

Distributions - common stock - $0.25 per share	—	—	(4,725)	—	(4,725)
Compensation expense - restricted stock and restricted stock units	—	1,135	—	—	1,135
Distributions to non-controlling interests	—	—	—	(45)	(45)
Shares issues through DRIP	1	821	—	—	822
Shares repurchased	(1)	(1,003)	—	—	(1,004)
Net (loss) income	—	—	(2,566)	43	(2,523)
Balances, June 30, 2025	$180	$273,795	$(81,860)	$(66)	$192,049

Distributions - common stock - $0.25 per share	—	—	(4,739)	—	(4,739)
Compensation expense - restricted stock and restricted stock units	—	1,244	—	—	1,244
Distributions to non-controlling interests	—	—	—	(59)	(59)
Shares issues through DRIP	—	831	—	—	831
Net (loss) income	—	—	(2,707)	39	(2,668)
Balances, September 30, 2025	$180	$275,870	$(89,306)	$(86)	$186,658

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Shares of Common Stock	Additional Paid-In Capital	(Accumulated Deficit)	Non- Controlling Interest	Total
Balances, December 31, 2023	$175	$267,271	$(38,986)	$(15)	$228,445
Distributions - common stock - $0.25 per share	—	—	(4,641)	—	(4,641)
Restricted stock and restricted stock units vesting	2	(2)	—	—	—
Compensation expense - restricted stock and restricted stock units	—	1,342	—	—	1,342
Distributions to non-controlling interests	—	—	—	(60)	(60)
Shares issued through DRIP	—	931	—	—	931
Shares repurchased	(1)	(2,266)	—	—	(2,267)
Net (loss) income	—	—	(3,171)	35	(3,136)
Balances, March 31, 2024	$176	$267,276	$(46,798)	$(40)	$220,614

Distributions - common stock - $0.25 per share	—	—	(4,678)	—	(4,678)
Restricted stock and restricted stock units vesting	1	(1)	—	—	—
Compensation expense - restricted stock and restricted stock units	—	1,090	—	—	1,090
Distributions to non-controlling interests	—	—	—	(60)	(60)
Shares issued through DRIP	1	946	—	—	947
Shares repurchased	(1)	(929)	—	—	(930)
Net (loss) income	—	—	(2,345)	36	(2,309)
Balances, June 30, 2024	$177	$268,382	$(53,821)	$(64)	$214,674

Distributions - common stock - $0.25 per share	—	—	(4,690)	—	(4,690)
Compensation expense - restricted stock and restricted stock units	—	1,189	—	—	1,189
Distributions to non-controlling interests	—	—	—	(75)	(75)
Shares issued through DRIP	1	950	—	—	951
Shares repurchased	—	(115)	—	—	(115)
Net (loss) income	—	—	(2,205)	38	(2,167)
Balances, September 30, 2024	$178	$270,406	$(60,716)	$(101)	$209,767

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(7,499)	$(7,612)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	19,740	19,400
Amortization of deferred financing costs	851	866
Amortization of debt fair value adjustment	379	421
Amortization of deferred loan fee income	(46)	—
Amortization of restricted stock and restricted stock units	3,521	3,621
Equity in earnings of unconsolidated joint ventures	(637)	(986)
Gain on sale of real estate	(755)	—
Increases and decreases from changes in other assets and liabilities:
Increase in other assets	(1,851)	(809)
Increase in accounts payable and accrued liabilities	4,075	1,661
Net cash provided by operating activities	17,778	16,562

Cash flows from investing activities:
Improvements to real estate properties	(6,124)	(4,943)
Proceeds from the sale of real estate	913	—
Distributions from unconsolidated joint ventures	2,942	3,821
Contributions to unconsolidated joint ventures	(19,130)	(166)
Net cash used in investing activities	(21,399)	(1,288)

Cash flows from financing activities:
Proceeds from mortgages payable	15,776	27,375
Mortgage payoffs	(15,375)	—
Mortgage principal payments	(3,594)	(2,831)
Proceeds from credit facility	17,500	—
Increase in deferred financing costs	(587)	(1,216)
Dividends paid	(14,155)	(13,949)
Distributions to non-controlling interests	(157)	(195)
Proceeds from issuance of DRIP shares	2,461	2,829
Repurchase of shares of common stock	(2,386)	(3,312)
Net cash (used in) provided by financing activities	(517)	8,701

Net (decrease) increase in cash, cash equivalents, restricted cash and escrows:	$(4,138)	$23,975
Cash, cash equivalents, restricted cash and escrows at beginning of period	40,579	31,775
Cash, cash equivalents, restricted cash and escrows at end of period	$36,441	$55,750

Supplemental disclosure of cash flow information:
Cash paid during the period for interest expense	$16,109	$15,434
Cash paid for income taxes and excise taxes	$238	$58

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.
	September 30,
	2025	2024
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$21,105	$45,801
Restricted cash	4,860	—
Escrows (Other assets)	10,476	9,949
Total cash, cash equivalents, restricted cash and escrows shown in consolidated statement of cash flows	$36,441	$55,750

BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2025

Note 1 – Organization and Background

BRT Apartments Corp. (the "Company" or "BRT"), a Maryland corporation, owns, operates and, to a lesser extent, develops multi-family properties. These multi-family properties may be wholly owned by us or by unconsolidated joint ventures in which the Company contributes a significant portion of the equity.
At September 30, 2025, the Company: (i) wholly-owns 21 multi-family properties located in 11 states with an aggregate of 5,420 units and a carrying value of $600,544,000; (ii) has ownership interests, through unconsolidated entities, in ten multi-family properties located in four states with an aggregate of 2,891 units and the carrying value of its net equity investment is $48,169,000; (iii) has investments in joint ventures that own two multi-family properties which investments are treated for financial statement purposes as loans (the "Preferred Equity Investments") with a carrying value of $17,713,000; and (iv) owns other assets, through consolidated and unconsolidated subsidiaries, with a carrying value of $1,597,000. The 31 multi-family properties are located in 11 states; most of these properties are located in the Southeast United States and Texas.

The Company conducts its operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

Note 2 – Basis of Preparation

The accompanying interim unaudited consolidated financial statements, reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for such interim periods. The results of operations for the three and nine months ended September 30, 2025 and 2024, are not necessarily indicative of the results for the full year. The consolidated audited balance sheet as of December 31, 2024, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States ("GAAP"). Accordingly, these unaudited statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024 (the "Annual Report") filed with the Securities and Exchange Commission ("SEC").
The consolidated financial statements include the accounts and operations of the Company and its wholly-owned subsidiaries.
Certain items on the consolidated financial statements for the nine months ended September 30, 2024, have been reclassified to conform with the current quarter's presentation including reclassifying Net change in deferred concessions and straight line rent to Other assets on the consolidated statements of cash flows.
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
The joint ventures in which the Company has the Preferred Equity Investments were determined to be VIE's, as it has been determined that the equity holders lack the ability to direct the activities of the legal entity that most significantly impact the entity's economic performance. It was determined that the Company is not the primary beneficiary as the Company does not have the power to direct the activities of the VIE that most significantly impact the VIE's performance, and therefore these entities are not consolidated. In accordance with GAAP, these investments are treated as loans. These investments are unsecured and are subordinate, including the payment of the returns thereon, to the mortgage debt encumbering the applicable property.
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

Note 3 – Equity
Equity Distribution Agreements
The Company has equity distribution agreements with three sales agents to sell up to $40,000,000 of its common stock from time-to-time in an at-the-market offering. During the three and nine months ended September 30, 2025 and 2024, the Company did not sell any shares. At September 30, 2025, the Company is authorized to sell an aggregate of $40,000,000 of shares pursuant to the equity distribution agreements.
Common Stock Dividend Distribution
The Company declared a quarterly cash distribution of $0.25 per share, payable on October 6, 2025, to stockholders of record on September 24, 2025.
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
During the three months ended September 30, 2025, the Company did not repurchase any shares of common stock. During the nine months ended September 30, 2025, the Company repurchased 142,080 shares of common stock at an average price per share of $16.79 for an aggregate cost of $2,386,000. As of September 30, 2025, and October 31, 2025, up to $8,752,000 of shares were available to be repurchased under the program.

Note 3 – Equity (continued)
During the three months ended September 30, 2024, the Company repurchased 6,563 shares of common stock at an average price per share of $17.55 for an aggregate cost of $115,000. During the nine months ended September 30, 2024, the Company repurchased 183,243 shares of common stock at an average price per share of $18.08 for an aggregate cost of $3,312,000.
Dividend Reinvestment Plan
The Dividend Reinvestment Plan (the “DRP”), among other things, provides stockholders with the opportunity to reinvest all or a portion of their cash dividends paid on the Company’s common stock in additional shares of its common stock, at a discount, determined in the Company’s sole discretion, of up to 5% from the market price for the common stock (as such price is calculated pursuant to the DRP). The discount from the market price is currently 3%. During the three and nine months ended September 30, 2025, 53,787 and 150,416 shares were issued in lieu of cash dividends of $831,000 and $2,461,000, respectively. During the three and nine months ended September 30, 2024, 56,879 and 165,731 shares were issued in lieu of cash dividends of $951,000 and $2,829,000, respectively.
Stock Based Compensation
In June 2024, the Company's stockholders approved the 2024 Incentive Plan (the "2024 Plan"). This plan permits the Company to grant: (i) stock options, restricted stock, restricted stock units ("RSU's"), performance shares awards and any one or more of the foregoing, for up to a maximum of 1,000,000 shares; and (ii) cash settled dividend equivalent rights in tandem with the grant of restricted stock units and certain performance based awards. As of September 30, 2025, 449,226 shares are available for issuance pursuant to awards under the 2024 Plan. Awards to acquire 1,496,692 shares of common stock are outstanding under the 2024 Plan, the 2022 Incentive Plan (the "2022 Plan"), and the 2020 Amended and Restated Incentive Plan (the "2020 Plan"; and together with the 2022 Plan, the "Prior Plans"). No further awards may be granted pursuant to the Prior Plans.
Restricted Stock Units
As of September 30, 2025, an aggregate of 573,864 of unvested RSU's are outstanding pursuant to the 2024 Plan and the Prior Plans. Generally, the RSUs entitle the recipients, subject to continued service through the three-year vesting period to receive (i) the underlying shares if and to the extent certain performance and/or market conditions are satisfied at the vesting date, and (ii) an amount equal to the cash dividends that would have been paid during the three-year performance period with respect to the shares of common stock underlying the RSUs if, when, and to the extent, the related RSUs vest. The shares underlying the RSUs are not participating securities but are contingently issuable shares.

For the three months ended September 30, 2025 and 2024, the Company recorded $166,000 and $303,000, respectively and for the nine months ended September 30, 2025 and 2024, the Company recorded $755,000 and $1,006,000 of compensation expense related to the amortization of unearned compensation with respect to the RSUs. At September 30, 2025 and December 31, 2024, $1,557,000 and $1,692,000 of compensation expense, respectively, has been deferred and will be charged to expense over the remaining vesting periods. The weighted average remaining vesting period of these restricted stock units is approximately 1.8 years.
On July 11, 2025, the Company awarded an aggregate of approximately 195,413 shares subject to restricted stock units (“RSUs”), and related dividend equivalent rights. Generally, the awards vest in 2028 subject to satisfaction of, among other things, market and performance conditions.
Restricted Stock
In January 2025 and 2024, the Company granted 165,408 and 166,439 shares, pursuant to the 2024 Plan and 2022 Plan, respectively. As of September 30, 2025, an aggregate of 922,828 shares of unvested restricted stock are outstanding pursuant to the 2024 Plan and Prior Plans. The shares of restricted stock vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For financial statement purposes, the restricted stock is not included in the outstanding shares shown on the consolidated balance sheets until they vest, but is included in the earnings per share computation.
For the three months ended September 30, 2025 and 2024, the Company recorded $1,078,000 and $886,000, respectively and for the nine months ended September 30, 2025 and 2024, the Company recorded $2,766,000 and $2,615,000, of compensation expense related to the amortization of unearned compensation with respect to the restricted stock awards. At September 30, 2025 and December 31, 2024, $6,577,000 and $6,660,000, respectively has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods of these restricted stock awards. The weighted average remaining vesting period of these restricted stock awards is 2.1 years.

Note 3 – Equity (continued)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator for basic and diluted earnings per share:
Net loss	$(2,668)	$(2,167)	$(7,499)	$(7,612)
Deduct net income attributable to non-controlling interests	(39)	(38)	(126)	(109)
Deduct loss allocated to unvested restricted stock	132	113	373	398
Net loss available for common stockholders: basic and diluted	$(2,575)	$(2,092)	$(7,252)	$(7,323)

Denominator for basic earnings per share:
Weighted average number of common shares outstanding	18,028,496	17,796,206	18,000,615	17,720,024
Effect of dilutive securities:
RSUs	—	—	—	—
Denominator for diluted earnings per share:
Weighted average number of shares	18,028,496	17,796,206	18,000,615	17,720,024

Loss per common share, basic and diluted	$(0.14)	$(0.12)	$(0.40)	$(0.41)

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

Note 4 – Leases (continued)

Lessee Accounting

The Company is a lessee under a ground lease in Yonkers, NY which is classified as an operating lease. The ground lease expires on June 30, 2045. There are no renewal options. As of September 30, 2025, the remaining lease term is 19.8 years.

The Company is a lessee under a corporate office lease in Great Neck, New York, which is classified as an operating lease. The lease expires on December 31, 2031 and provides a five-year renewal option. As of September 30, 2025, the remaining lease term, including renewal options deemed exercised, is 11.3 years.

As of September 30, 2025, the Company's Right of Use ("ROU") assets and lease liabilities were $1,874,000 and $2,053,000, respectively. As of December 31, 2024, the Company's ROU assets and lease liabilities were $2,003,000 and $2,167,000, respectively.

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

Note 5 – Real Estate Properties

Real estate properties, consists of the following (dollars in thousands):

	September 30, 2025	December 31, 2024
Land	$74,246	$74,246
Building	616,979	616,979
Building improvements	37,081	31,115
Real estate properties	728,306	722,340
Accumulated depreciation	(126,165)	(106,425)
Total real estate properties, net	$602,141	$615,915

A summary of real estate properties owned is as follows (dollars in thousands):

	December 31, 2024 Balance	Improvements	Depreciation	Real Estate Sold	September 30, 2025 Balance
Multi-family	$614,235	$5,966	$(19,657)	$—	$600,544
Retail shopping center and other	1,680	158	(83)	(158)	1,597
Total real estate properties	$615,915	$6,124	$(19,740)	$(158)	$602,141

Property Dispositions

During the quarter ended September 30, 2025, the Company sold a cooperative apartment unit located in New York, NY for a sales price of $995,000 and, after closing costs, recognized a gain of $755,000 on the sale.

Note 6 – Loans
The Company made preferred equity investments in two separate joint ventures which in turn acquired multi-family properties in the locations identified below. In accordance with GAAP, these investments are treated as loans. These investments are unsecured and are subordinate, including the payment of the returns thereon, to the mortgage debt encumbering the property acquired by the applicable joint venture. Information as to these investments at September 30, 2025 is summarized below (dollars and thousands):

Note 6 – Loans (continued)

Location	Investment Date	Annual Return	Current Return	Hurdle Return	Invested Amount	Redemption Date	Deferred fees
Wilmington, NC	October 2024	13%	6.00%	7.00%	$7,000	November 2031	$(120)
Kennesaw, GA	November 2024	13%	6.50%	6.50%	11,250	June 2029	(147)
					$18,250		$(267)
These investments provide for (1) an Annual Return (as set forth in the table above) compounded monthly, to the Company, of which the Current Return (as set forth in the table above) is payable monthly to the extent of available cash flow, and the Hurdle Return also to be paid monthly from remaining cash flow if any, pari passu or after the sponsor's receipt of its management fees and specified returns on its investment and (2) the total amount invested by the Company, including any unpaid portion of the Current Return and the Hurdle Return, to be payable to the Company, prior to any payments to the sponsor, upon the earlier to occur of certain events (e.g., sale of the property or the refinancing of the mortgage underlying the property) and the redemption date specified above. The Current Return is recorded as interest income when it is due from the sponsor and the Hurdle Return is recognized as interest income when it is received. Deferred loan fees are capitalized and recorded into income over the life of the investment. The Company's exposure to loss is limited to its original Invested Amount (as set forth in the table above).
The following table provides the net carrying value of the loans made by the Company (i.e., the Preferred Equity Investments) that are outstanding (dollars in thousands):

	September 30, 2025	December 31, 2024
Unpaid principal balance	$18,250	$18,250
less: allowance for credit loss	(270)	(270)
less: deferred loan fees	(267)	(313)
Net carrying value	$17,713	$17,667
During the three and nine months ended September 30, 2025, the Company recorded $324,000 and $949,000 respectively, of interest income, representing the full amount of the Current Return (including loan fee amortization of $15,000 and $46,000, respectively), payable with respect to these loans. As of September 30, 2025, these loans were current in their payment of the Current Return.
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

Note 7 – Allowance for Credit Loss (continued)

Changes in the Company's allowance for credit loss were as follows (dollars in thousands):

	September 30, 2025	December 31, 2024
CECL allowance at beginning of year	$270	$—
Provision for credit loss	—	270
Write-offs	—	—
Ending balance	$270	$270
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
Note 9 – Investment in Unconsolidated Ventures
At September 30, 2025 and December 31, 2024, the Company held interests in unconsolidated joint ventures that own ten and eight, respectively, multi-family properties (the "Unconsolidated Properties") (including Stono Oaks that was in lease-up as of December 31, 2024). The condensed balance sheets below present information regarding such properties (dollars in thousands):

	September 30, 2025	December 31, 2024
ASSETS
Real estate properties, net of accumulated depreciation of $92,124 and $81,843	$366,408	$318,594
Cash and cash equivalents	5,491	5,549
Other assets	15,612	5,567
Total Assets	$387,511	$329,710

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $1,123 and $837	$286,193	$251,112
Accounts payable and accrued liabilities	9,442	5,148
Total Liabilities	295,635	256,260
Commitments and contingencies
Equity:
Total unconsolidated joint venture equity	91,876	73,450
Total Liabilities and Equity	$387,511	$329,710

BRT's interest in joint venture equity	$48,169	$31,344

Note 9 – Investment in Unconsolidated Ventures (continued)

At the indicated dates, real estate properties of the unconsolidated joint ventures consist of the following (dollars in thousands):

	September 30, 2025	December 31, 2024
Land	$54,272	$46,331
Building	387,567	344,546
Building improvements	16,693	9,560
Real estate properties	458,532	400,437
Accumulated depreciation	(92,124)	(81,843)
Total real estate properties, net	$366,408	$318,594

At September 30, 2025 and December 31, 2024, the weighted average interest rate on the mortgages payable is 4.27% and 4.30%, respectively, and the weighted average remaining term to maturity is 3.6 years and 3.9 years, respectively.
The condensed income statements below present information regarding the Unconsolidated Properties (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Rental and other revenue	$13,043	$11,611	$36,679	$33,529
Total revenues	13,043	11,611	36,679	33,529

Expenses:
Real estate operating expenses	6,203	5,578	17,120	16,462
Interest expense	3,103	2,898	8,618	8,508
Depreciation	3,956	2,916	10,867	8,714
Total expenses	13,262	11,392	36,605	33,684
Total revenues less total expenses	(219)	219	74	(155)
Other equity earnings	2	5	110	26
Net (loss) income	$(217)	$224	$184	$(129)

BRT's equity in (loss) earnings	$(75)	$369	$637	$986
On July 15, 2025, a joint venture in which the Company has an 80% interest, acquired 1322 North, a 214 unit multi-family property located in Auburn, AL (the "Auburn Acquisition"). The venture acquired the property for $36,500,000 (including a $24,419,000 mortgage). The mortgage matures in 2032, bears a 5.38% fixed interest rate, and is interest only through maturity. The Company contributed $10,750,000 to the joint venture for its equity interest. In connection with this transaction, the Company borrowed $7,000,000 from its credit facility. See Note 10.
On September 19, 2025, a joint venture in which the Company has an 80% interest, acquired Oaks at Victory, a 150 unit multi-family property located in Savannah, GA (the "Savannah Acquisition"). The venture acquired the property for $23,000,000 (including a $15,680,000 mortgage assumed as part of the transaction). The mortgage matures in 2031, bears a 2.71% fixed interest rate, and is interest only through September 30, 2027. The Company contributed $8,380,000 to the joint venture for its equity interest. In connection with this transaction, the Company borrowed $8,000,000 from its credit facility. See Note 10.

Note 10 – Debt Obligations

Debt obligations consist of the following (dollars in thousands):

	September 30, 2025	December 31, 2024
Mortgages payable	$447,667	$450,481
Junior subordinated notes	37,400	37,400
Credit facility	17,500	—
Deferred financing costs (1)	(4,357)	(4,247)
Total debt obligations, net of deferred costs	$498,210	$483,634
__________________________________________
(1) Excludes $271 and $374 of deferred financing costs related to the credit facility which are reflected in other assets at September 30, 2025 and December 31, 2024, respectively.

Mortgages Payable

At September 30, 2025, the weighted average interest rate on the Company's mortgage payables was 4.12% and the weighted average remaining term to maturity is 5.6 years. For the three months ended September 30, 2025 and 2024, interest expense, which includes amortization of deferred financing costs, was $5,063,000 and $4,886,000, respectively. For the nine months ended September 30, 2025 and 2024, interest expense, which includes amortization of deferred financing costs, was $15,077,000 and $14,271,000, respectively.

On September 26, 2025, the Company refinanced the maturing mortgage of $15,375,000 (and bearing an interest rate of 4.42%) on Parkway Grande - San Marcos, TX with a new mortgage of $15,776,000; such new mortgage matures on October 1, 2032, bears an interest rate of 5.09% and is interest only for five years.

Credit Facility

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

The interest rate on the credit facility, which adjusts monthly and is subject to a floor of 6.0%, equals one-month term SOFR plus 250 basis points. The interest rate in effect as of September 30, 2025 is 6.77%. There is an unused facility fee of 0.25% per annum on the total amount committed by VNB and unused by the Company. At September 30, 2025, the Company is in compliance in all material respects with its obligations under the facility.

On July 9, 2025, in connection with the Auburn Acquisition, the Company borrowed $7,000,000 from its credit facility. On September 19, 2025, in connection with the Savannah Acquisition, the Company borrowed $8,000,000. On September 30, 2025, in connection with supplementing working capital reserves, the Company borrowed $2,500,000.

At September 30, 2025 and December 31, 2024, there was a $17,500,000 and no outstanding balance, respectively, on the facility. Interest expense for the three months ended September 30, 2025 and 2024, which includes amortization of deferred financing costs and unused fees, was $187,000 and $134,000, respectively. Interest expense for the nine months ended September 30, 2025 and 2024, which includes amortization of deferred financing costs and unused fees, was $306,000 and $318,000, respectively. The remaining deferred financing costs of $271,000 and $374,000 are recorded as Other Assets on the Consolidated balance sheets at September 30, 2025 and December 31, 2024, respectively.

Junior Subordinated Notes

At September 30, 2025 and December 31, 2024, the outstanding principal balance of the Company's junior subordinated notes was $37,400,000, before deferred financing costs of $222,000 and $237,000, respectively. The interest rate on outstanding balance resets quarterly and is equal to three month term SOFR + 2.26%. The interest rate in effect at September 30, 2025 and 2024 was 6.57% and 7.52%, respectively.

Note 10 – Debt Obligations (continued)

The junior subordinated notes require interest only payments through the maturity date of April 30, 2036, at which time repayment of the outstanding principal and unpaid interest become due. Interest expense for the three months ended September 30, 2025 and 2024, which includes amortization of deferred financing costs, was $632,000 and $725,000, respectively. Interest expense for the nine months ended September 30, 2025 and 2024, which includes amortization of deferred financing costs, was $1,882,000 and $2,179,000, respectively.

Note 11 – Related Party Transactions

The Company has retained certain of its part-time executive officers and Fredric H. Gould, a director, among other things, to participate in the Company's multi-family property analysis and approval process (which includes service on an investment committee), provide investment advice, and provide long-term planning and consulting with executives and employees with respect to other business matters, as required. The aggregate fees incurred for these services in each of the three months ended September 30, 2025 and 2024 were $425,000 and $404,000, respectively and $1,275,000 and $1,214,000 for the nine months ended September 30, 2025 and 2024.

Management of a property owned by the Company and a joint venture property are provided by Majestic Property Management LLC. ("Majestic Property"), a company which is indirectly owned by, among others, Jeffrey A. Gould, a director and our chief executive officer and president, and Matthew J. Gould, a director and a senior vice president. Certain of the Company's officers and management directors are also officers and directors of Majestic Property. Majestic Property also provides real estate brokerage and construction supervision services to these properties. These fees amounted to $11,000 and $9,000 for the three months ended September 30, 2025 and 2024 and $26,000 for each of the nine months ended September 30, 2025 and 2024.

Pursuant to a shared services agreement between the Company and several affiliated entities, including Gould Investors
L.P. ("Gould Investors"), the owner and operator of a diversified portfolio of real estate and other assets, and One Liberty Properties, Inc., a NYSE listed equity REIT, (i) the services of the part- time personnel that perform certain executive, administrative, legal, accounting and clerical functions and (ii) certain facilities and other resources, are provided to the Company by other entities. The allocation of expenses for the facilities, personnel and other resources shared by, among others, the Company and Gould Investors, is determined in accordance with such agreement and is included in general and administrative expense on the consolidated statements of operations. During the three months ended September 30, 2025 and 2024, allocated general and administrative expenses reimbursed by the Company to Gould Investors pursuant to the shared services agreement aggregated was $206,000 and $208,000, respectively and $547,000 and $569,000 for the nine months ended September 30, 2025 and 2024. Jeffrey A. Gould and Matthew J. Gould, executive officers and directors of the Company, are executive officers of Georgetown Partners, LLC, the managing general partner of Gould Investors.

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

Note 12 – Fair Value Measurements (continued)

Cash and cash equivalents, restricted cash, accounts receivable (included in other assets), accounts payable and accrued liabilities: The carrying amounts reported in the balance sheets for these instruments approximate their fair value due to the short term nature of these accounts.

Loan Receivables: At September 30, 2025, the estimated fair value of the loan receivables is greater than their carrying value by approximately $204,000, based on market interest rates ranging from 5.86% to 6.07%. At December 31, 2024, the estimated fair value of the Company's loan receivables, equaled their carrying value due to their proximity to origination. The Company values its loan receivables using a discounted cash flow analysis of the expected cash flow of each instrument.

Junior subordinated notes: At September 30, 2025 and December 31, 2024, the estimated fair value of the notes is lower than their carrying value by approximately $3,503,000 and $3,578,000, respectively, based on a market interest rate of 7.60% and 7.94%, respectively. The Company values its junior subordinated notes using a discounted cash flow analysis on the expected cash flows of each instrument.

Mortgages payable: At September 30, 2025, the estimated fair value of the Company’s mortgages payable is lower than their carrying value by approximately $29,666,000, assuming market interest rates between 4.83% and 6.46%. At December 31, 2024, the estimated fair value of the Company's mortgages payable was lower than their carrying value by approximately $39,277,000, assuming market interest rates between 5.38% and 6.61%. Market interest rates were determined using rates which the Company believes reflects institutional lender yield requirements at the balance sheet dates. The Company values its mortgages payable using a discounted cash flow analysis on the expected cash flows of each instrument.

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

Note 15 – Subsequent Events

Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of September 30, 2025, that warrant additional disclosure, have been included in the notes to the consolidated financial statements.

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

Table of Content
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

Overview
We are an internally managed real estate investment trust, also known as a REIT, that owns, operates and, to a lesser extent, holds interests in joint ventures that own and operate multi-family properties. At September 30, 2025, we: (i) wholly-own 21 multi-family properties with an aggregate of 5,420 units and a carrying value of $600.5 million; (ii) have ownership interests, through unconsolidated entities, in ten multi-family properties with 2,891 units and a carrying value of $48.2 million; (iii) have preferred equity interests in two multi-family properties with a carrying value of $17.7 million and (iii) own other assets, through consolidated and unconsolidated subsidiaries, with a carrying value of $1.6 million. The 31 multi-family properties are located in 11 states; most of these properties are located in the Southeast United States and Texas.
Acquisitions
On July 15, 2025, a joint venture in which we have an 80% interest, acquired 1322 North, a 214-unit multi-family property located in Auburn, AL (the "Auburn Acquisition"). The venture acquired the property for $36.5 million, including a $24.4 million mortgage. The mortgage matures in 2032, bears a 5.38% fixed interest rate, and is interest only through maturity. We contributed $10.7 million to the joint venture for our equity interest and planned improvements. In connection with this transaction, we borrowed $7 million from our credit facility.
On September 19, 2025, a joint venture in which we have an 80% interest, acquired Oaks at Victory, a 150-unit multi-family property located in Savannah, GA (the "Savannah Acquisition"; and together with the Auburn Acquisition, the "Acquisitions"). The venture acquired the property for $23 million, including a $15.7 million mortgage assumed as part of the acquisition. The mortgage matures in 2031, bears a 2.71% fixed interest rate, and is interest only through maturity. We contributed $8.4 million to the joint venture for our equity interest and planned improvements. In connection with this transaction, we borrowed $8 million from our credit facility.
See Notes 9 and 10 to our consolidated financial statements.
Dispositions
During the quarter ended September 30, 2025, the Company sold a cooperative apartment unit located in New York, NY for a sales price of $995,000 and, after closing costs, recognized a gain of $755,000 on the sale.
Completed and Contemplated Re-financings
On September 26, 2025, we refinanced the maturing mortgage of $15.4 million (bearing an interest rate of 4.42%) on our Parkway Grande - San Marcos, TX property with a new mortgage of $15.8 million; such mortgage debt matures on October 1,

Table of Content
2032, bears an interest rate of 5.09% and is interest only for five years.

During the quarter ending March 31, 2026, we have three maturing mortgages in the aggregate amount of $42.5 million and bearing a weighted average interest rate of 4.36%. We anticipate that we will refinance these maturing mortgages (the "Contemplated Re-financings") by year end by obtaining new mortgage debt in the aggregate amount of approximately $71.4 million. We anticipate that the new debt will have a weighted average remaining term to maturity of approximately nine years and a weighted average interest rate ranging from 4.90% to 5.04%. We will use a portion of the net proceeds from such re-financing to pay off the outstanding balance of the credit facility. We can provide no assurance that these re-financings will be completed or if completed will be on the indicated terms. Our Stono Oaks joint venture also has a construction loan in the amount of $37.2 million, bearing a 6.46% interest rate and maturing in March, 2026. The joint venture is currently contemplating its refinancing options, which include, two one-year extension periods subject to meeting certain conditions as defined in the Loan Agreement.

The Contemplated Re-financings are expected to result in $28.9 million increase in mortgage debt and an increase in the respective weighted average interest rate from the current 4.36% to an estimated weighted average interest rate of 5.01%. As a result, our quarterly interest expense is anticipated to increase by approximately $430,000 per quarter.

Challenges and Uncertainties

We face challenges due to the uncertain national economic environment (e.g., the possibility of inflation, recession and/or stagflation, the potential impact of tariffs and trade wars, and/or volatile interest rates), and the oversupply of multifamily properties in several markets in which we compete (including Atlanta, GA, Huntsville, AL, Dallas, TX, San Antonio, TX, Nashville TN, Pensacola, FL, LaGrange, GA and San Marcos, TX). In addition, we use concessions (and in particular, in markets that are especially competitive) as a means to improve occupancy. The use of concessions reduces our rental income and may add to the variability of our operating results. These challenges and uncertainties have, and we anticipate will continue to adversely impact (i) the rental and occupancy rates at our properties, and (ii) our ability to grow rental income and/or control our real estate operating expenses, some of which, such as real estate taxes, we have a very limited ability to control and frequently increase, with limited notice of the increase.

In light of the limited funds available to us to acquire properties (the cash and cash equivalents reflected on our consolidated balance sheet are earmarked for working capital purposes and generally not available for acquisitions or mortgage repayments), we are pursuing (i) alternative investments in the multi-family property arena, including preferred equity investments (e.g., an investment entitling us to a fixed rate of return prior to distributions to more junior investors) or bridge loans (e.g., a loan secured by a first mortgage on the subject property) and/or (ii) the acquisition of multi-family properties through joint ventures. We do not anticipate that in the near term, these type of investments (other than joint ventures already included in our portfolio), will constitute a significant part of our portfolio, and can provide no assurance that these investment / acquisition activities will be profitable.

We anticipate that our mortgage interest expense will increase as we refinance the aggregate $196.3 million of principal balances of mortgage debt maturing through 2027 (including $84.0 million of such principal balances at unconsolidated subsidiaries) because current comparable mortgage interest rates are generally higher than the weighted average interest rate on such maturing mortgages (i.e, the weighted average interest rate on the mortgages on our consolidated and unconsolidated properties maturing through December 31, 2027 is 4.51%). For comparison purposes, the interest rate on the mortgage obtained in connection with the Auburn Acquisition was 5.38%.

Results of Operations

Three months ended September 30, 2025 compared to three months ended September 30, 2024.
As used herein, the term "same store properties" refers to multi-family properties that were wholly owned for the entirety of the periods presented. For the three months ended September 30, 2025 and 2024, all of our multi-family properties in our consolidated portfolio are same store properties.

Revenues

The following table compares our revenues for the periods indicated:

	Three Months Ended September 30,
(Dollars in thousands):	2025	2024	Increase (Decrease)	% Change
Rental and other revenue from real estate properties	$24,031	$24,177	$(146)	(0.6)%
Loan interest and other income	403	219	184	84.0%
Total revenues	$24,434	$24,396	$38	0.2%

Rental and other revenue from real estate properties
The change was due to a $378,000 decrease in rental revenue resulting from straight-line rent adjustments associated with lease concessions, offset by increases in ancillary income (e.g., cancellation fees and utility reimbursement) and improvements in occupancy and rental rates.

Loan interest and other income

The increase is due to the interest income of $309,000 earned from the preferred equity investments offset by a $125,000 reduction in interest and other income due to the decrease in funds available for short-term investments.

Expenses

The following table compares our expenses for the periods indicated:

	Three Months Ended September 30,
(Dollars in thousands)	2025	2024	Increase (Decrease)	% Change
Real estate operating expenses	$11,342	$11,187	$155	1.4%
Interest expense	5,882	5,745	137	2.4%
General and administrative	3,937	3,811	126	3.3%
Depreciation and amortization	6,619	6,499	120	1.8%
Total expenses	$27,780	$27,242	$538	2.0%

Real estate operating expenses.

The change is due primarily to an aggregate increase of $323,000 from real estate taxes, payroll and utilities, offset by a $247,000 reduction in the premium on our master insurance policy.

Interest expense
The increase is primarily due to $228,000 of interest from the financing of our Woodland Trails - LaGrange, GA property which occurred in the third quarter of 2024 (the "Woodlands Refinancing"), offset primarily by a $93,000 decrease in interest on our subordinated debt due to a reduction in interest rates. We anticipate that interest expense may increase by approximately $295,000 for the three months ending December 31, 2025 from the three months ended December 31, 2024, as we borrowed an aggregate $17.5 million from our credit facility during the quarter ended September 30, 2025 in connection with the acquisitions and working capital purposes. Further increases in interest expense may occur if the Contemplated Re-financings are completed.

Table of Content
General and administrative
The increase is due primarily to the net non-cash expense associated with the impact of the retirement of our Executive Vice President on his equity awards and equity incentive awards (i.e., the accelerated vesting of restricted stock and cancellation of restricted stock units).

Equity in earnings of unconsolidated joint ventures

Equity in earnings decreased $444,000 from $369,000 in the three months ended September 30, 2024 to a loss of $75,000 in the three months ended September 30, 2025. The decrease is primarily the result of $469,000 in amortization of lease intangibles acquired as part of the Auburn Acquisition. We estimate that the amortization of lease intangibles will, with respect to the (i) Auburn Acquisition, be approximately $345,000 and $115,000 for the three months ending December 31, 2025 and March 31, 2026, respectively, and (ii) Savannah Acquisition, be approximately $458,000, $332,000, $209,000 and $92,000, for the three months ending December 31, 2025, March 31, 2026, June 30, 2026, and September 30, 2026, respectively.

Gain on sale of real estate
In the quarter ended September 30, 2025, the Company sold a cooperative apartment unit located in New York, NY for a sales price of $995,000 and, after closing costs, recognized a gain of $755,000 on the sale.
Provision for Federal and state tax
Provision for Federal and state tax changed from a $310,000 refund in the quarter ended September 30, 2024, to an expense of $2,000 in the quarter ended September 30, 2025. This change was due primarily to the inclusion, in the three months ended September 30, 2024, of $370,000 refund from Tennessee following the repeal of its property based franchise tax.

Table of Content
Results of Operations
Nine Months Ended September 30, 2025 compared to nine months ended September 30, 2024.
As used herein, the term "same store properties" refers to multi-family properties that were wholly owned for the entirety of the periods presented. For the nine months ended September 30, 2025 and 2024, all of our properties in our consolidated portfolio are same store properties.

Revenues

The following table compares our revenues for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands):	2025	2024	Increase (Decrease)	% Change
Rental and other revenue from real estate properties	$71,379	$71,253	$126	0.2%
Loan interest and other income	1,358	408	950	232.8%
Total revenues	$72,737	$71,661	$1,076	1.5%

Rental and other revenue from real estate properties

The increase is due to increases in occupancy and rental rates (which includes the effect of straight line rent adjustments related to rent concessions).
Loan interest and other income

The increase is due primarily to interest income of $903,000 earned from the preferred equity investments.

Expenses

The following table compares our expenses for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	Increase (Decrease)	% Change
Real estate operating expenses	$33,009	$32,612	$397	1.2%
Interest expense	17,265	16,768	497	3.0%
General and administrative	11,751	11,776	(25)	(0.2)%
Depreciation and amortization	19,740	19,400	340	1.8%
Total expenses	$81,765	$80,556	$1,209	1.5%

Real estate operating expense

The change is due primarily to increases of (i) $297,000 in real estate taxes due primarily to increased assessments; (ii) $267,000 in utilities, primarily water and sewer; (iii) $258,000 in repairs and maintenance, a portion of which was reimbursed from insurance proceeds; and (iv) $242,000, primarily due to leasing expense.

The increase was offset by $756,000 reduction in the premium on our master insurance policy.

Interest expense

The change is due primarily to the additional $1 million related to the Woodlands Financing, offset by decreases of $297,000 due to the decrease on the interest rate on our junior subordinated notes and $205,000 due to amortization of our mortgage debt.

General and administrative

Contributing to the decrease was (i) $186,000 related to reduced amortization of our restricted stock units primarily as a result of changes in the assessment of the achievability of the performance metrics of such awards, (ii) $125,000 related to reduced amortization associated with restricted stock following the cessation of employment of certain of our executive officers

Table of Content
in December 2024 and July 2025, and (iii) $124,000 due to a reduction in employee headcount. The decrease was offset primarily by (i) $209,000 reflecting the net non-cash impact of the retirement of our Executive Vice President on his equity awards and equity incentive awards (i.e., the accelerated vesting of restricted stock and cancellation of restricted stock units), and (ii) a $184,000 increase in professional fees related to 2025 internal and external audit services.

Equity in earnings of unconsolidated joint ventures
Equity in earnings from unconsolidated joint ventures decreased to $637,000 for the nine months ended September 30, 2025 from $986,000 for the nine months ended September 30, 2024. The decrease is primarily due to $469,000 in amortization of lease intangibles acquired in the Auburn Acquisition. This decrease is offset by $182,000 increase in occupancy at Stono Oaks.

Insurance recovery of casualty loss
In the nine months ended September 30, 2025, we received an aggregate of $257,000 insurance reimbursements (net of an aggregate of $200,000 in deductibles) from casualty events that occurred at our Silvana Oaks and Avalon properties. There was no comparable recovery in the nine months ended September 30, 2024.
Income tax provision
Income tax provision increased to $120,000 for the nine months ended September 30, 2025 from a refund of $297,000 in the nine months ended September 30, 2024. The change is primarily due to the receipt of $370,000 in the nine months ended September 30, 2024, following the repeal of Tennessee's property based franchise tax.

Liquidity and Capital Resources

We require funds to pay operating expenses and debt service obligations, acquire and/or invest in properties (including alternative investments), make capital and other improvements, fund capital contributions, and pay dividends. Generally, our primary sources of capital and liquidity are the operations of our multi-family properties (including distributions and/or income from the preferred equity investments and the operations of the unconsolidated multi-family properties), mortgage debt financings and re-financings, the issuance of shares of our common stock pursuant to our at-the-market distribution and dividend reinvestment programs, borrowings from our credit facility and our available cash. At October 31, 2025, our available liquidity was approximately $37.1 million, including $14.6 million of cash and cash equivalents and $22.5 million available under our credit facility.

We anticipate that from October 1, 2025 through December 31, 2027, our operating expenses, $100.9 million of mortgage amortization and interest expense (including $29.7 million from unconsolidated joint ventures), $130.4 million and $65.9 million of balloon payments with respect to mortgages maturing in 2026 and 2027, respectively (including $60.9 and $23.1 million maturing in 2026 and 2027, respectively, from unconsolidated joint ventures), interest expense on our junior subordinated notes, estimated cash dividend payments of at least $42.8 million (assuming (i) the current quarterly dividend rate of $0.25 per share and (ii) 19.0 million shares outstanding), will be funded from cash generated from operations (including distributions from unconsolidated joint ventures). Our operating cash flow and available cash is insufficient to fully fund the $196.3 million (including $84 million at unconsolidated joint ventures) of balloon payments due through 2027, and if we are unable to refinance such debt on acceptable terms, we may need to issue additional equity or dispose of properties, in each case on potentially unfavorable terms.

Our ability to acquire or invest in additional multi-family property opportunities and implement value-add projects is limited by our available cash and our ability to (i) draw on our credit facility, (ii) obtain, on acceptable terms, mortgage debt from lenders, and (iii) raise capital from the sale of our common stock.

At September 30, 2025, we had mortgage debt of $737.6 million (including $289.5 million of mortgage debt at of our unconsolidated subsidiaries). The mortgage debt at our: (i) consolidated properties had a weighted average interest rate of 4.12% and a weighted average remaining term to maturity of approximately 5.6 years, and (ii) at our unconsolidated subsidiaries had a weighted average interest rate of 4.27% and a remaining term to maturity of approximately 3.6 years.
Junior Subordinated Notes
As of September 30, 2025, $37.4 million (excluding deferred costs of $222,000) in principal amount of our junior subordinated notes is outstanding. These notes mature in April 2036, contain limited covenants (including covenants prohibiting us from paying dividends or repurchasing capital stock if there is an event of default (as defined therein) on these

Table of Content
notes), are redeemable at our option and bear an interest rate, which resets and is payable quarterly, at a rate of three-month term SOFR plus 250 basis points. At September 30, 2025 and 2024, the interest rate on these notes was 6.57% and 7.52%, respectively.
Credit Facility
Our credit facility with VNB New York, LLC, an affiliate of Valley National Bank (collectively, "VNB"), allows us to borrow, subject to compliance with borrowing base requirements and other conditions, up to $40 million, (i) for the acquisition of, and investment in, multi-family properties, (ii) to repay mortgage debt secured by multi-family properties and (iii) for Operating Expenses (i.e., working capital (including dividend payments) and operating expenses); provided, that not more than $25 million may be used for Operating Expenses. The credit facility is secured by cash accounts maintained by us at VNB (and we are required to maintain substantially all of our bank accounts at VNB), and the pledge of our interests in the entities that own the unencumbered multi-family properties used in calculating the borrowing base. The credit facility bears an annual interest rate, which resets monthly, equal to one-month term SOFR plus 250 basis points, with a floor of 6.00%. There is an annual fee of 0.25% on the total amount committed by VNB and unused by us. The credit facility matures in September 2027. Net proceeds received from the sale, financing or refinancing of our properties are generally required to be used to repay amounts outstanding on the facility. The interest rate in effect at September 30, 2025 and October 31, 2025, was 6.77% and 6.63% respectively. As of October 31, 2025, there was an outstanding balance of $17.5 million on the credit facility and $22.5 million is available to be borrowed thereunder.
The terms of the credit facility include certain restrictions and covenants which, among other things, limit the incurrence of liens, require that we maintain and include in the collateral securing the facility at least two unencumbered properties with an aggregate value (as calculated pursuant to the facility) of at least $50 million, and require compliance with financial ratios relating to, among other things, maintaining a minimum tangible net worth of $140 million, the minimum amount of debt service coverage with respect to the properties (and amounts drawn on the credit facility) used in calculating the borrowing base. Net proceeds received from the sale, financing or refinancing of wholly-owned properties are generally required to be used to repay amounts outstanding under the credit facility. At September 30, 2025, we were in compliance in all material respects with the requirements of the facility.

Other Financing Sources and Arrangements

At September 30, 2025, we are joint venture partners in unconsolidated joint ventures which own ten multi-family properties and the distributions to us from these joint venture properties of $2.9 million during the nine months ended September 30, 2025 contributed to our liquidity and cash flow. Further, we may be required to make significant capital contributions with respect to these properties. At September 30, 2025, our investments in these joint venture properties had a net-equity carrying value of $48.1 million. The underlying properties are subject to mortgage debt, which is not reflected on our consolidated balance sheet, of $289.5 million. Although BRT Apartments Corp. is not the obligor with respect to such mortgage debt, the loss of any of these properties due to mortgage foreclosure or similar proceedings would have a material adverse effect on our results of operations and financial condition. See note 9 to our consolidated financial statements.

At September 30, 2025, we had preferred equity investments in two multi-family properties and during the quarter ended September 30, 2025, we generated $309,000 of loan interest income from these investments. At September 30, 2025, these investments had a carrying value of $17.7 million, are unsecured and are structurally subordinate to (including the payment of the returns thereon), an aggregate of $51.1 million of mortgage debt (which is not reflected on our consolidated balance sheet) bearing a weighted average interest rate of 4.81% and a weighted average remaining term to maturity of 5.1 years. Although we are not the obligor with respect to such mortgage debt, the loss of any of these investments due to mortgage foreclosure or similar proceedings would have a material adverse effect on our results of operations and financial condition. See note 6 to our consolidated financial statements.

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

Table of Content
undistributed taxable income (i.e., taxable income not distributed in the amounts and in the time frames prescribed by the Code).
On October 6, 2025, we paid a quarterly cash dividend of $0.25 per share to holders of record of our common stock as of the close of business on September 24, 2025.

We anticipate that the dividends paid in 2025 will be treated as a return of capital for Federal income tax purposes.

We carefully monitor our discretionary spending. Our largest recurring discretionary expenditure has been our quarterly dividend (which was $0.25 per share of common stock, or approximately $4.7 million, with respect to the dividend paid in October 2025). Each quarter, our board of directors evaluates the timing and amount of our dividend based on its assessment of, among other things, our short and long term cash and liquidity requirements, prospects, debt maturities, projections of our REIT taxable income, net income, funds from operations, and adjusted funds from operations.

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

The tables below provides a reconciliation of net loss determined in accordance with GAAP to FFO and AFFO on a dollar and per share basis for each of the indicated periods (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
GAAP Net loss attributable to common stockholders	$(2,707)	$(2,205)	$(7,625)	$(7,721)
Add: depreciation and amortization of properties	6,619	6,499	19,740	19,400
Add: our share of depreciation in unconsolidated joint venture properties	2,062	1,379	5,031	4,119
Deduct: gain on sale of real estate	(755)	—	(755)	—
Adjustments for non-controlling interests	(4)	(4)	(12)	(12)
NAREIT Funds from operations attributable to common stockholders	5,215	5,669	16,379	15,786

Adjustments for: deferred rent concessions and straight line rent	(158)	(537)	(239)	(900)
Adjustments for: our share of straight-line rent and rent concession accruals from unconsolidated joint venture properties	(9)	(45)	(16)	(105)
Add: amortization of restricted stock and RSU expense	1,244	1,189	3,521	3,621
Add: amortization of deferred mortgage and debt costs	284	324	851	866
Add: our share of deferred mortgage costs from unconsolidated joint venture properties	37	30	97	90
Add: amortization of fair value adjustment for mortgage debt	124	139	379	421
Adjustments for non-controlling interests	—	—	—	(8)
Adjusted funds from operations attributable to common stockholders	$6,737	$6,769	$20,972	$19,771

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
GAAP Net (loss) income attributable to common stockholders	$(0.14)	$(0.12)	$(0.40)	$(0.41)
Add: depreciation and amortization of properties	0.35	0.35	1.04	1.04
Add: our share of depreciation in unconsolidated joint venture properties	0.11	0.07	0.27	0.22
Deduct: gain on sale of real estate	(0.04)	—	(0.04)	—
Adjustment for non-controlling interests	—	—	—	—
NAREIT Funds from operations per diluted common share	0.28	0.30	0.87	0.85

Adjustments for: deferred rent concessions and straight line rent	(0.01)	(0.03)	(0.01)	(0.05)
Adjustments for: our share of straight-line rent and rent concession accruals in unconsolidated joint venture properties	—	—	—	—
Add: amortization of restricted stock and RSU expense	0.07	0.06	0.17	0.19
Add: amortization of deferred mortgage and debt costs	0.01	0.02	0.05	0.05
Add: our share of deferred mortgage and debt costs from unconsolidated joint venture properties	—	—	0.01	—
Add: amortization of fair value adjustment for mortgage debt	0.01	0.01	0.02	0.02
Adjustments for non-controlling interests	—	—	—	—
Adjusted funds from operations per diluted common share	$0.36	$0.36	$1.11	$1.06

Diluted shares outstanding for FFO and AFFO	18,951,324	18,758,435	18,921,440	18,679,558
Three Months Ended September 30, 2025 and 2024
FFO for the three months ended September 30, 2025 decreased from the corresponding quarter in the prior year primarily due to (i) a decrease in straight line rent adjustments related to concessions recognized as a component of rental revenue, (ii) increased interest expense, and (iii) increased tax expense. The decrease was offset primarily due to an improvement in operating margins at our consolidated and unconsolidated properties and an increases in loan interest and other income.
AFFO for the three months ended September 30, 2025 decreased (on an absolute, but not a per share basis) from the corresponding period in the prior year primarily due to the factors contributing to the changes in FFO, excluding the impact of the straight line rent adjustments.
See "Results of Operations - Three Months Ended September 30, 2025 compared to three months ended September 30, 2024" for a discussion of these changes.
Nine Months Ended September 30, 2025 and 2024
FFO for the nine months ended September 30, 2025 increased from the corresponding period in the prior year primarily due to (i) an improvement in operating margins at our consolidated and unconsolidated properties, (ii) an increase in loan interest and other income, (iii) a decrease in general and administrative expense related to the net impact of activity associated with equity awards, and (iv) an increase in insurance proceeds from a casualty event. This increase was offset by (i) an increase in interest expense, (ii) an increase in income tax expense, and (iii) a decrease in straight line rent adjustments related to concessions recognized as a component of rental revenue.

AFFO for the nine months ended September 30, 2025 increased from the corresponding period in the prior year due to the factors contributing to the change in FFO, other than the changes in straight line rent adjustments and the expense related to equity awards.

See "Results of Operations - Nine Months Ended September 30, 2025 compared to nine months ended September 30, 2024", for a discussion of these changes.

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
The following table provides a reconciliation of net income attributable to common stockholders as computed in accordance with GAAP to NOI of our consolidated properties for the periods presented (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Variance	2025	2024	Variance
GAAP Net loss attributable to common stockholders	$(2,707)	$(2,205)	$(502)	$(7,625)	$(7,721)	$96
Less: Loan interest and other income	(403)	(219)	(184)	(1,358)	(408)	(950)
Add: Interest expense	5,882	5,745	137	17,265	16,768	497
General and administrative	3,937	3,811	126	11,751	11,776	(25)
Depreciation and amortization	6,619	6,499	120	19,740	19,400	340
Provision for taxes	2	(310)	312	120	(297)	417
Less: Gain on sale of real estate	(755)	—	(755)	(755)	—	(755)
Insurance recovery	—	—	—	(257)	—	(257)
Adjust for: Equity in (earnings) loss of unconsolidated joint venture properties	75	(369)	444	(637)	(986)	349
Add: Net income attributable to non-controlling interests	39	38	1	126	109	17
Net Operating Income	$12,689	$12,990	$(301)	$38,370	$38,641	$(271)
Less: Non-same store Net Operating Income	274	271	3	912	792	120
Same store Net Operating Income	$12,415	$12,719	$(304)	$37,458	$37,849	$(391)

For the three months ended September 30, 2025, NOI decreased from the corresponding period in 2024 primarily due to (i) a $155,000 increase in real estate operating expenses; and (ii) a $146,000 decrease in rental revenue (including the effects of straight-line rent adjustments related to lease concessions). See "Results of Operations - Three Months Ended September 30, 2025 Compared to the Three Months ended September 30, 2024" for a discussion of these changes.

For the nine months ended September 30, 2025, NOI decreased from the corresponding period in 2024 primarily due to a $381,000 increase in real estate operating expenses. See "Results of Operations - Nine months Ended September 30, 2025 compared to the Nine Months ended September 30, 2024" for a discussion of these changes.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

All of our mortgage debt bears interest at fixed rates. Our junior subordinated notes bear interest at the rate of three month term SOFR plus 226 basis points. At September 30, 2025, the interest rate on these notes was 6.57%. Our credit facility bears interest at the rate of one month term SOFR plus 250 basis points and has a minimum interest rate of 6.00%. At September 30, 2025, the interest rate on the credit facility was 6.74%. A100 basis point increase in interest rates would increase our related interest expense on our junior subordinated notes by approximately $374,000 annually and a 100 basis point decrease in the rates would decrease our related interest expense by $374,000 annually. A 100 basis point increase in interest rates would increase our related interest expense on our credit facility by approximately $175,000 annually and a 100 basis point decrease in the rates would decrease our related interest expense by $142,000 annually.

Item 4. Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based upon that evaluation, these officers concluded that as of September 30, 2025 our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

The Company did not purchase its common stock during the three months ended September 30, 2025. As of October 31, 2025, up to $8,800,000 of shares may be repurchased under the share repurchase program.

The following table summarizes purchases of our common stock during the three months ended September 30, 2025 by Gould Investors L.P. (Gould Investors may be deemed to be an "affiliated purchaser" (as such term is used in Rule 10b-18(a)(3) promulgated under the Exchange Act) of the Company as Jeffrey A. Gould and Matthew J. Gould, our executive officers are directly or indirectly, the managers of the managing general partner of Gould Investors):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Cost
July 1 - July 31, 2025	—	—	—
August 1 - August 31, 2025	7,946	$14.95	$118,793
September 1 - September 30, 2025	—	—	—
Total	7,946	$14.95	$118,793

From October 1, 2025 through October 31, 2025, Gould Investors purchased 33,953 shares of our common stock at an average price of $14.92 per share for a total cost of approximately $507,000.

Item 5. Other Information

Disclosure of 10b5-1 Plans

None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c ) or any "non-Rule 10b5-1 trading arrangement" in effect at any time during the three months ended September 30, 2025.

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
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements. XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Date File (formatted as inline XBRL and contained in Exhibit 101)
_______________________________
* Management contract of compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRT APARTMENTS CORP.

November 6, 2025	/s/ Jeffrey A. Gould
Jeffrey A. Gould, President and
Chief Executive Officer

November 6, 2025	/s/ George Zweier
George Zweier, Vice President
and Chief Financial Officer
(principal financial officer)