Form 10-K
period 2025-12-31
BRT Apartments Corp.
filed 2026-03-13
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $162.9 million based on the last sale price of the common equity on June 30, 2025, which is the last business day of the registrant's most recently completed second quarter.
As of February 27, 2026, the registrant had 18,983,013 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the 2026 annual meeting of stockholders of the Registrant to be filed pursuant to Regulation 14A not later than April 30, 2026, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Form 10-K

Explanatory Note

Unless otherwise indicated or the context otherwise requires:

•all references “us”, “we”, “BRT” or the “Company” refer to BRT Apartments Corp. and its consolidated and unconsolidated subsidiaries;
•"acquisitions" include investments in unconsolidated joint ventures;
•our "significant subsidiaries" (as such term is by Rule 1-02(w) of Regulation S-X), includes TRB Holdings LLC, and TRB Civic Center LLC, which owns Civic Center I and II, properties located in Southaven, MS;
•the term "promote" refers to our joint venture partner's share of the income and/or cash flow from a multi-family property greater than that implied by their percentage of equity interest in such project;
•we refer to certain entities as “affiliated entities”, because such entities share with us certain executive personnel and ownership. Our “affiliated entities” include Gould Investors L.P. (“Gould Investors”), a master limited partnership involved primarily in the ownership and operation of a diversified portfolio of real estate assets; Georgetown Partners LLC (“Georgetown”), which is the managing general partner of Gould Investors and which is controlled by Jeffrey A. Gould, our President, Chief Executive Officer and a director, and Matthew J. Gould, our Senior Vice President and a director; One Liberty Properties, Inc. (“OLP”), a NYSE listed industrial focused REIT; and Majestic Property Management LLC. (“Majestic Property”), a property management company which compensates certain of our executive officers, and which is indirectly owned by, among others, Jeffrey A. Gould and Matthew J. Gould. The use of the term "affiliated entities" or similar terms does not constitute an acknowledgement that such person(s) or entities are affiliates (as such term is used in the Securities Act (as defined below) or Exchange Act (as defined below)) of ours or one another;
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
•"standard carve-outs" refers to recourse items to an otherwise non-recourse mortgage and are customary to mortgage financing. While carve-outs vary from lender to lender and transaction to transaction, the carve-outs may include, among other things, a voluntary bankruptcy filing, environmental liabilities, the sale, financing or encumbrance of the property in violation of loan documents, damage to property as a result of intentional misconduct or gross negligence, failure to pay valid taxes and other claims which could or in certain cases, would create a lien on a property and the conversion of security deposits, insurance proceeds or condemnation awards;
•references to unconsolidated joint ventures exclude ventures in which we have a preferred equity investment; and
•rental rates do not reflect the impact of rent concessions.
Cautionary Statement Regarding Forward-Looking Statements
We consider this and other sections of this Annual Report on Form 10-K to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, with respect to our expectations for future periods. Forward-looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions or other items related to the future. Such forward-looking statements include, without limitation, statements regarding expected operating performance and results, property acquisition and disposition activity, joint venture activity, development and value add activity and other capital expenditures, and capital raising and financing activity, as well as revenue and expense growth, occupancy, interest rate and other economic expectations. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “projects,” “assumes,” “will,” “may,” “could,” “should,” “budget,” “target,” “outlook,” “opportunity,” “guidance” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors as described below, which are in some cases beyond our control, which may cause our actual results, performance or achievements to be materially different from the results of operations, financial conditions or plans expressed or implied by such forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such forward-looking statements included in this report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved and investors are cautioned not to place undue reliance on such information.

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
•adverse changes in real estate markets, including, but not limited to, the extent of future demand for multi-family units in our significant markets, barriers of entry into new markets which we may seek to enter in the future, limitations on our ability to maintain or increase rental or occupancy rates, competition, our ability to identify and consummate attractive acquisitions and dispositions on favorable terms, and our ability to reinvest sale proceeds in a manner that generates favorable returns;
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
•the competitive environment in which we operate, including competition that adversely affects our ability to acquire properties and/or limits our ability to lease apartments or increase or maintain rental rates;
•exposure to risks inherent in investments in a single industry and sector;
•the concentration of our multi-family properties in the Southeastern United States and Texas, which makes us more susceptible to adverse developments in those markets;
•increases in expenses over which we have limited control, such as real estate taxes, repairs and maintenance, insurance, and utilities, due to inflation and other factors;
•impairment in the value of real estate we own;
•failure of property managers to manage properties effectively and efficiently;
•accessibility of debt and equity capital markets;
•disagreements with, or misconduct by, joint venture partners;
•inability to obtain financing at favorable rates, if at all, or refinance existing debt as it matures due to the level and volatility of interest or capitalization rates or capital market conditions;
•extreme weather and natural disasters such as hurricanes, tornadoes and floods;
•lack of or insufficient insurance to cover, among other things, losses from catastrophes;
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

•possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently or previously owned, by us or a subsidiary owned by us or by the unconsolidated joint ventures in which we have interests;
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

PART I
Item l.    Business.
General
We are an internally managed real estate investment trust, also known as a REIT, that owns, operates, and to a lesser extent, holds interests in joint ventures that own and operate multi-family properties. At December 31, 2025, we (i) wholly-own 21 multi-family properties with an aggregate of 5,420 units and a carrying value of $595.2 million; (ii) have ownership interests, through unconsolidated entities, in ten multi-family properties with an aggregate of 2,891 units for which the carrying value of our net equity investment therein is $46.1 million; (iii) have preferred equity investments in two multi-family properties with a carrying value of $17.7 million; and (iv) own other assets, through consolidated and unconsolidated subsidiaries, with a carrying value of $1.6 million. The 31 multi-family properties are located in 11 states; primarily in the Southeast United States and Texas.
Our website can be accessed at www.brtapartments.com, where copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the Securities and Exchange Commission, or SEC, can be obtained free of charge.

2025 and Recent Developments.

During 2025:

•we acquired, through two unconsolidated joint ventures in two separate and unrelated transactions, an 80% interest in two multi-family properties (referred to collectively as the "2025 Acquisitions") with an aggregate of 364 units for an aggregate purchase price of $59.5 million, including $40.1 million of mortgage debt. The mortgage debt bears a weighted average interest rate of 4.34% and a weighted average remaining term to maturity of 6.6 years.
.
•we refinanced four mortgages maturing in 2025 and 2026 in aggregate principal amount of $58.0 million (the “Prior Mortgages”) and bearing a weighted average fixed interest rate of 4.38% with four replacement mortgages in aggregate principal amount $87.7 million (the "2025 Financings"). The replacement mortgages (the “Replacement Mortgages”) have a weighted average remaining term to maturity of 8.5 years, a weighted average fixed interest rate of 4.97%, and unlike the Prior Mortgages, are interest only until maturity (other than with respect to a mortgage in principal amount of $15.8 million, which is interest only until 2030, one year prior to its maturity). As a result of the 2025 Financings, our aggregate annual principal payments are expected to decrease by $1.2 million (until 2030), and our annual interest expense is expected to increase by $1.8 million, from the corresponding amounts under the Prior Mortgages.
•we sold a cooperative apartment unit in New York, NY for a sales price of approximately $1.0 million and recognized a gain of $755,000.
•we repurchased 321,060 shares of our common stock for an aggregate purchase price of approximately $5.0 million (i.e., an average purchase price of $15.53 per share).
Subsequent to December 31, 2025, we purchased 75,155 shares of our common stock for an aggregate purchase price of approximately $1.1 million (i.e., an average price of $14.82 per share). In March 2026, our board of directors increased the value of the shares that we can repurchase up to $10 million and extended the repurchase program through December 31, 2028.

Our Multi-Family Properties
Generally, our multi-family properties are garden apartments and, to a lesser extent, mid-rise or town home style properties that provide residents with amenities, such as a clubhouse, swimming pool, laundry facilities and internet access. Residential leases are typically for a one-year term and may require security deposits equal to one month's rent. Substantially all of the units at these properties are leased at market rates. Set forth below is selected information regarding the multi-family properties in which we have an interest (other than the Preferred Equity Investments (described under "Preferred Equity Investments")), as of December 31, 2025; the properties in which we have a less than 100% ownership interest are owned by unconsolidated joint ventures:

				Our Percentage Ownership (%) (1)	Average Monthly Rental Rate Per Occupied Unit ($)					Average Physical Occupancy (%)
Property Name and Location	Number of Units	Age	Acquisition Date		2025	2024	2023	2022	2021	2025	2024	2023	2022	2021
Silvana Oaks Apartments—N. Charleston, SC	208	15	10/4/2012	100	1,576	1,539	1,486	1,370	1,231	93.9	94.4	94.7	96.0	95.1
Avondale Station—Decatur, GA	212	71	11/19/2012	100	1,401	1,405	1,429	1,323	1,196	92.3	89.3	91.2	96.3	97.2
Brixworth at Bridge Street—Huntsville, AL	208	40	10/18/2013	100	1,036	1,061	1,079	950	879	94.4	95.1	93.9	94.3	96.1
Newbridge Commons—Columbus, OH	264	26	11/21/2013	100	1,193	1,157	1,104	1,031	947	95.3	95.2	96.5	97.3	97.5
Crossings of Bellevue—Nashville, TN	300	40	4/2/2014	100	1,434	1,453	1,459	1,328	1,186	97.5	95.4	95.0	96.7	97.1
Avalon Apartments—Pensacola, FL	276	17	12/22/2014	100	1,449	1,498	1,518	1,438	1,250	94.2	94.8	95.0	96.3	98.1
Parkway Grande—San Marcos, TX	192	11	9/10/2015	100	1,170	1,280	1,310	1,209	1,042	92.8	93.7	94.8	95.9	97.1
Woodland Trails—LaGrange, GA	236	15	11/18/2015	100	1,342	1,378	1,330	1,193	1,059	88.9	93.2	94.9	97.5	98.9
Grove at River Place — Macon, GA	240	37	2/1/2016	100	936	951	935	865	792	88.4	90.3	92.9	95.9	95.6
Civic Center I—Southaven, MS	392	23	2/29/2016	100	1,304	1,278	1,231	1,122	1,021	96.6	95.8	96.3	97.6	98.2
Civic Center II — Southaven, MS	384	20	9/1/2016	100	1,376	1,353	1,305	1,186	1,085	95.6	94.0	95.3	97.0	98.2
Verandas at Alamo Ranch—San Antonio, TX	288	10	9/19/2016	100	1,094	1,141	1,132	1,194	1,084	90.3	90.1	86.2	92.0	91.2
Kilburn Crossing — Fredericksburg, VA	220	20	11/4/2016	100	1,781	1,700	1,623	1,593	1,465	96.9	96.7	95.8	97.4	97.9
Bells Bluff — West Nashville, TN	402	6	6/2/2017	100	1,776	1,700	1,781	1,749	1,421	95.2	91.6	92.4	96.9	92.3
Vanguard Heights — Creve Coeur, MO	174	9	4/4/2017	100	1,683	1,684	1,711	1,598	1,583	94.0	94.9	94.9	94.2	93.6
Jackson Square — Tallahassee, FL	242	29	8/30/2017	100	1,483	1,432	1,375	1,270	1,131	94.8	95.1	95.6	94.3	94.2
Magnolia Pointe at Madison — Madison, AL	204	34	12/7/2017	100	1,219	1,215	1,234	1,154	1,036	94.1	93.2	92.6	92.1	96.6
The Woodland Apartments — Boerne, TX (2)	120	18	12/14/2017	100	1,208	1,208	1,224	1,138	974	96.4	96.5	96.0	97.3	87.0
Somerset at Trussville — Trussville, AL	328	18	5/7/2019	100	1,300	1,259	1,224	1,145	1,078	95.0	94.9	94.7	96.7	95.7
Crestmont at Thornblade — Greenville, SC	266	27	10/30/2018	100	1,402	1,393	1,346	1,232	1,104	93.5	94.8	95.7	97.8	96.3
Abbotts Run — Wilmington, NC	264	24	2/20/2020	100	1,284	1,286	1,251	1,110	978	95.5	95.3	94.7	96.8	95.3
The Pointe at Lenox Park— Atlanta, GA	271	36	8/15/2016	74	1,497	1,529	1,507	1,405	1,275	93.0	94.7	95.8	94.1	96.0
Canalside Lofts — Columbia, SC	374	17	11/10/2016	32	1,498	1,446	1,406	1,314	1,225	93.2	94.5	93.0	95.7	93.2
Canalside Sola — Columbia, SC	339	10	11/10/2016	46	1,718	1,684	1,577	1,474	1,361	94.4	94.8	95.1	96.6	92.6
Mercer Crossing — Farmers Branch, TX	509	10	6/29/2017	50	1,618	1,657	1,701	1,570	1,374	94.4	91.4	93.0	94.8	95.9
Gateway Oaks — Forney, TX	313	9	9/15/2017	50	1,334	1,400	1,394	1,281	1,181	94.6	94.3	93.1	97.8	96.7
Landings of Carrier Parkway — Grand Prairie, TX	281	24	5/17/2018	50	1,291	1,320	1,367	1,288	1,149	91.5	91.9	90.2	93.2	94.1
Village at Lakeside — Auburn, AL	200	37	8/8/2019	80	1,265	1,167	1,073	983	907	96.6	97.7	97.5	97.7	97.1
Stono Oaks-Johns Island, SC (3)	240	2	1/1/2024	17	1,948	1,597	—	—	—	85.0	38.4	—	—	—
1322 North —Auburn, AL	214	23	7/15/2025	80	1,262	—	—	—	—	87.7	—	—	—	—
Oaks at Victory —Savannah, GA	150	57	9/19/2025	80	1,375	—	—	—	—	88.5	—	—	—	—
Total	8,311
___________________________________________
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
(3) This property was in lease up until September 2025.

The following table sets forth certain information, presented by state, related to our consolidated properties as of December 31, 2025 (dollars in thousands):

State	Number of Properties	Number of Units	2025 Rental and Other Revenue	% of 2025 Rental and Other Revenue
Tennessee	2	702	$14,341	15%
Mississippi	2	776	12,956	14%
Alabama	3	740	11,404	12%
Georgia	3	688	10,298	11%
Florida	2	518	9,540	10%
Texas	3	600	9,002	9%
South Carolina	2	474	8,855	9%
Virginia	1	220	5,127	6%
North Carolina	1	264	4,286	4%
Ohio	1	264	4,010	4%
Missouri	1	174	3,746	4%
Other (1)	—	—	1,700	2%
Total	21	5,420	$95,265	100%
__________________ _________

(1) Includes non-multi-family revenues primarily from a commercial property located in Yonkers, NY.

The following table sets forth certain information, presented by state, related to properties owned by unconsolidated joint ventures at of December 31, 2025 (dollars in thousands):

State	Number of Properties	Number of Units	2025 JV Rental and Other Revenues (1)	Percent of 2025 JV Rental and Other Revenues (1)
Texas	3	1,103	$20,514	41%
South Carolina	3	953	18,959	38%
Georgia	2	421	5,671	11%
Alabama	2	414	4,747	10%
Total	10	2,891	$49,891	100%
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
Potential acquisitions are reviewed and approved by our investment committee. Approval requires the assent of not less than five of the nine members of this committee, most of whom are our executive officers. Board of director approval is required for any single multi-family property acquisition in which our equity investment exceeds $40 million.
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
It is our policy, and the policy of our affiliated entities, that any investment opportunity presented to us or to an affiliated entity that involves the acquisition of a multi-family property with more than 100 units, will first be offered to us and may not be acquired by our affiliated entities unless we decline the opportunity. Gould Investors has purchased and will continue to purchase multi-family properties in the Southeast United States. We have not been interested in acquiring any of the properties purchased by Gould Investors.
Property and Joint Venture Dispositions
We monitor our portfolio to identify properties that should be sold. Factors considered in deciding whether to sell a property generally include our evaluation of the current market price of such property compared to its projected economics (including the age of the property and anticipated maintenance costs), changes in the factors considered by us in acquiring such property, the ability to reinvest net proceeds from a sale into a more favorable acquisition opportunity or other productive purpose, our ability to refinance the debt maturing on such property on acceptable terms, our liquidity requirements and, with respect to properties that are owned by unconsolidated joint ventures, our partners' desires with respect thereto. If our partners deem it in their own economic interest to dispose of a property at an earlier date than we would otherwise dispose of a property, we may accommodate such request and agree to sell the property to a third party or attempt to purchase our partner's interest.

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

Although as noted above each joint venture operating agreement contains different terms, such agreements may limit our right to vote and receive distributions. Such agreements generally provide for a buy-sell procedure under specified circumstances, including, (i) if the partners are unable to agree on major decisions or (ii) upon a change in control of our subsidiary owning the interest in the joint venture. These arrangements may also allow us, and in some cases, our joint venture partner, to force the sale of the property after it has been owned by the joint venture for a specified period (e.g., four-to-five years after the acquisition).
Preferred Equity Investments
During the quarter ended December 31, 2024, we invested (the "Preferred Equity Investments"), in two separate and unrelated transactions, an aggregate of $18.3 million in joint ventures that purchased a 204-unit multi-family property in Wilmington, NC (the “Wilmington Investment”) and a 184-unit multi-family property in Kennesaw, GA (the “Kennesaw Investment”). These investments are unsecured and are subordinate (including the payment of the returns thereon), to an aggregate of $51.0 million of mortgage debt bearing a weighted average interest rate of 4.81% and a weighted average remaining term to maturity of 4.8 years. Generally, these investments provide for an annual return to us of 13% (i) of which 6.0% to 6.5% ($1.2 million is payable monthly to the extent of available cash-flow (the “Current Return”) and (ii) with the balance of 6.5% to 7% of the amount invested in the applicable joint venture (the “Hurdle Return”), also to be paid from remaining cash flow after the payments to the sponsor of specified fees and investment returns. We do not anticipate receiving the Hurdle Return with respect to the Kennesaw Investment until June 2029 and the Wilmington Investment until November 2031, if at all. Our maximum exposure to loss with respect to these investments is limited to our invested capital.

For financial statement reporting purposes, these investments are treated as loans and are included in "Loan receivables, net of deferred loan fees and allowance for credit loss" on our consolidated balance sheet at December 31, 2025. See notes 1, 5 and 6 to our consolidated financial statements for further information about these investments.

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
Mortgage Debt and Other Real Estate Financings
In acquiring properties, we use fixed rate mortgage debt to pay from 50% to 65% of the purchase price. Although fixed rate mortgage debt is typically more expensive and less flexible than variable rate mortgage debt (e.g., the interest rate is higher at origination and there are typically high prepayment penalties, yield maintenance payments and/or defeasance penalties when refinancing the debt prior to maturity), we prefer using such debt as it caps our exposure to fluctuating interest rates. We also from time-to-time obtain supplemental mortgage debt on an acquired property which, among other things, allows us to generate additional cash resulting from the appreciation of the value of the property. As of December 31, 2025, 19 of our 21 wholly-owned properties are subject to fixed-rate mortgage debt; our interests in the two remaining wholly-owned properties have been pledged to our credit facility lender. At December 31, 2025, the weighted average annual interest rate on these mortgages was 4.22% and the weighted average remaining term to maturity was 6.3 years.

Our unconsolidated multi-family properties are subject to fixed-rate mortgage debt, other than Stono Oaks-Johns Island, SC, which is subject to a variable-rate construction loan. As of December 31, 2025, the weighted average annual interest rate on all of the unconsolidated debt is 4.21% and the weighted average remaining term to maturity is 3.3 years.

The following table sets forth scheduled principal (including amortization) mortgage payments due for all of our multi-family properties as of December 31, 2025 (dollars in thousands):

YEAR	Principal Payments Due for Consolidated Properties (1)	Principal Payments Due for Unconsolidated Joint Ventures (2)	Total Principal Payments Due
2026	$32,170	$64,492	$96,662
2027	46,162	26,329	72,491
2028	40,697	69,074	109,771
2029	56,399	1,783	58,182
2030	22,447	1,847	24,294
Thereafter	278,126	125,009	403,135
Total	$476,001	$288,534	$764,535
_____________________
(1) Does not give effect to deferred loan fees and mortgage fair value adjustments of $304 (see note 9 to the consolidated financial statements).
(2) Includes all of the mortgage debt on properties owned by such joint venture and excludes the effect of $2,048 mortgage discounts relating to our 2025 acquisition of Oaks at Victory.

The mortgage debt associated with our multi-family properties, including the mortgage debt at our significant subsidiaries, generally contain covenants, including covenants that require, (i) the guarantor of the mortgage debt to maintain a certain level of net worth and liquid assets or (ii) in connection with the sale or other transfer of the property, the mortgage debt to be paid off (or assumed by the buyer with the consent of the mortgage lender). The mortgage debt is generally non-recourse to us and the entity that owns the property, subject to standard carve-outs. We, at the parent entity level (i.e., BRT Apartments Corp.), are the standard carve-out guarantor with respect to the mortgage debt of almost all of our wholly-owned properties. At December 31, 2025, the principal amount of mortgage debt outstanding with respect to the properties at which we are the carve-out guarantor is approximately $468 million.
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
Our Other Real Estate Assets and Activities
In addition to our multi-family properties and Preferred Equity Investments, we own assets, and in particular, real estate assets, with an aggregate carrying value of $1.6 million at December 31, 2025. These assets include cooperative apartment units located in Lawrence and Washington Heights, NY, a leasehold position with two commercial tenants at a property in Yonkers, NY, and a nominal profit participation in an entity that owns several multi-family properties in Newark, NJ. None of these assets generate significant net income or revenue other than (i) the leasehold interest in Yonkers, NY which generated $1.5 million of rental income and $1.3 million of cash flow from operations in 2025 before giving effect to the non-controlling interest, and (ii) from the sale, from time-to-time, of some of these legacy assets (in particular, the cooperative apartment units in Washington Heights, NY). See notes 2 and 3 to our consolidated financial statements.
Competition
We compete to acquire multi-family properties with publicly traded and non-publicly traded real estate investment trusts, pension and investment funds, real estate developers, private real estate investors and other owners and operators of such properties. Competition to acquire such properties, among other things, is based on price, the ability to secure financing on a timely basis, an extensive network able to introduce us to appropriate acquisition opportunities and the ability to absorb certain risks that we may be unwilling to absorb (and that larger competitors may be willing to absorb).
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
Government Regulation
Multi-family properties are subject to various laws, ordinances and regulations, including regulations relating to common areas, such as swimming pools, activity centers, and recreational facilities. We believe that each of our properties has the necessary permits and approvals to operate its business.
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
Human Capital Resources
As of December 31, 2025, we had 12 salaried employees, including one individual who devotes approximately 50% of his time to our activities, one individual who works on a part-time basis, and two individuals with respect to whom a portion of their salary is allocated to affiliated entities pursuant to the shared services agreement described below. In addition, part-time personnel (including part-time executive officers), perform certain executive, administrative, legal, accounting and clerical functions for us. The services of the part-time personnel as well as the provision to us of certain facilities and other resources are supplied pursuant to a shared services agreement between us and several affiliated entities, including Gould Investors. The expenses for the shared personnel, facilities and resources is allocated to us and the other affiliated entities in accordance with the shared services agreement. The allocation is based on the estimated time devoted by such part-time personnel to the affairs of the parties to this agreement.
We also retain several related parties, among other things, to analyze and approve multi-family property acquisitions and dispositions, develop and maintain banking and financing relationships and provide investment advice and long-term planning (the “Services”). The aggregate fees to be paid in 2026, and paid in 2025 and 2024, for the Services, are $1.8 million, $1.7 million and $1.6 million, respectively. See note 12 to our consolidated financial statements for further information regarding the shared services agreement and the Services.
We believe that we provide a competitive benefits program, either directly or through the shared services agreement, to help meet the needs of our employees. In addition to salaries, the program includes annual cash bonuses, stock awards, pension plan contributions, healthcare and insurance benefits, flexible spending accounts, paid-time off and family leave. Employees are provided regular opportunities to participate in professional development programs, and we work with our employees to help them meet their personal and family needs. Most of our employees have a long tenure with us, which we believe is indicative of their satisfaction with our work environment.

Executive Officers of Registrant
Set forth below is a list of our executive officers whose terms, except as otherwise indicated, will expire at our 2026 annual Board of Directors' meeting (the business history of officers who are also directors will be provided in our proxy statement to be filed not later than April 30, 2026):

Name	Age	Office
Israel Rosenzweig (1)	78	Chairman of the Board of Directors
Jeffrey A. Gould (2)	60	President, Chief Executive Officer and Director
George E. Zweier	62	Vice President and Chief Financial Officer
Matthew J. Gould (2)	66	Senior Vice President and Director
David W. Kalish (3)	78	Senior Vice President - Finance
Mark H. Lundy	63	Senior Vice President and Counsel
Steven Rosenzweig (1)	50	Senior Vice President - Legal
Isaac Kalish (3)	50	Chief Financial Officer, Senior Vice President and Treasurer
Matthew Gibbons	41	Chief Accounting Officer
Ryan Gould (4)	26	Vice President
__________________________________________________________________________
(1) Steven Rosenzweig is the son of Israel Rosenzweig.
(2) Jeffrey A. Gould and Matthew J. Gould are sons of Fredric H. Gould, a director.
(3) Isaac Kalish is the son of David W. Kalish.
(4) Ryan Gould is the son of Jeffrey A. Gould
George E. Zweier, a certified public accountant, has served as our Chief Financial Officer and a Vice President since 1998. He resigned from the Company effective February 27, 2026.
David W. Kalish, a certified public accountant, served as our Vice President and Chief Financial Officer from 1990 to 1998, and as our Senior Vice President, Finance since 1998. From 1990 to 2023, he served as Chief Financial Officer of One Liberty Properties, Inc. and since 1990 he has served as Chief Financial Officer of Georgetown.
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
Isaac Kalish, a certified public accountant, has been associated with us since 2004, served as Assistant Treasurer from 2007 through 2014, as Vice President and Treasurer since 2013 and 2014, respectively, as Senior Vice President since 2022, and as our Chief Financial Officer upon George Zweier's resignation. He served as Vice President of One Liberty Properties from 2013 through 2022, as its Senior Vice President since 2022 and as its Chief Financial Officer since 2023. Mr. Kalish served as Assistant Treasurer of Georgetown from 2012 through 2013, and as its Treasurer since 2013.
Matthew Gibbons, a certified public accountant, has served as our Chief Accounting Officer since September 2025. He served as a Director of Audit and Assurance at BDO US LLP from 2015 to 2023 (including the period at which BDO served as our independent auditor) and at Baker Tilly US LLP from January 2023 until the commencement of his employment with us in July 2024 as Chief Accounting Officer.
Ryan Gould commenced employment with the Company in 2022 after receiving an M.S. in Real Estate Finance and Investment from the NYU Schack Institute of Real Estate. He has served as a Vice President since 2025.

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

Our internal auditor performs certain procedures to test the integrity and functionality of our IT systems (which includes a high-level review of our cybersecurity defenses). In addition, we have retained a third-party cybersecurity consulting firm that (i) advises us as to cybersecurity matters (including prevailing cybersecurity threats), (ii) performs, on a periodic basis, assessments of our cybersecurity defenses and (iii) on a continuous basis, monitors our IT systems for cybersecurity threats and intrusions.

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
General economic conditions in the U.S. have fluctuated significantly in recent quarters. Unfavorable market and economic conditions significantly affect our occupancy levels, our rental rates and collections, the value of our properties and our ability to acquire or dispose of multi-family properties on favorable terms. Our ability to lease units at our multi-family properties at favorable rates is adversely affected by the increase in supply in the multi-family and other rental markets and other housing alternatives, and is dependent upon the overall level in the economy, which may continue to be adversely affected by, among other things, inflationary conditions, job losses and unemployment levels, personal debt levels, a downturn in the housing market, stock market volatility, and uncertainty about the future. Some of our major expenses generally do not decline when related rents decline. We would expect that declines in our occupancy levels, rental revenues and/or the values of our multi-family properties would cause us to have less cash available to make payments on our debt and to pay dividends, which could adversely affect our financial condition or the market value of our securities.
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
In attracting and retaining residents to occupy our multi-family properties, we compete with numerous other housing providers. Our multi-family properties compete directly with other rental apartments, as well as condominiums and single-family homes that are available for rent or purchase in the markets in which our properties are located. Principal factors of competition include rent or price charged, attractiveness of the location of multi-family properties, and the quality and breadth of services. The number of competitive properties relative to demand in a particular area has a material effect on our ability to lease our properties, on the rents we charge and our occupancy levels.
Increasing real estate taxes, utilities and insurance premiums may negatively impact operating results
The cost of real estate taxes, utilities and insurance is a significant component of real estate operating expense. These expenses are subject to significant increases and fluctuations, including the impact of inflation, which we may be unable to control. For example, our real estate taxes have increased and will continue to increase as our properties are reassessed by taxing authorities and as property tax rates increase. Further, our real estate taxes have fluctuated and may not be comparable year-over-year because of, among other things, (i) the timing difference as to when we accrue real estate taxes and the results of any tax appeals with respect to such accrued taxes and (ii) determinations, over which we have no control, by governmental authorities to increase tax rates, assessments or procedures. In addition, our share of the insurance premiums at joint venture properties is determined by our joint venture partner at such properties. If the costs associated with real estate taxes, utilities and insurance premiums should rise, without being offset by a corresponding increase in revenues, our results of operations could be negatively impacted, and our ability to make payments on our debt and to make distributions would be adversely affected.

Most of our multi-family properties are located in the Southeast and Texas which makes us susceptible to adverse developments in such markets.
The operating performance and value of our multi-family properties is impacted by the economic environment and other conditions of the specific markets in which our properties are concentrated. As of December 31, 2025: (i) our wholly-owned properties generated approximately 75% and 9% of our 2025 revenues from properties located in the Southeast and Texas, respectively, and (ii) the properties owned by unconsolidated joint ventures at December 31, 2025, generated 59% and 41% of our 2025 JV Rental and Other Revenues at properties located in the Southeast and Texas, respectively. Accordingly, adverse developments in such markets, including economic developments, pandemics, or natural or man-made disasters, would adversely impact the cash flow and value of these properties. The concentration of our properties in the Southeast United States and Texas exposes us to risks of adverse developments which are greater than the risks of owning properties with a more geographically diverse portfolio.
The failure of property management companies to properly manage our properties could adversely impact our results of operations.
We rely on property management companies to manage our properties. These management companies are responsible for, among other things, leasing and marketing rental units, selecting tenants (including an evaluation of the creditworthiness of tenants), collecting rent, paying operating expenses and maintaining our properties. If these property management companies do not perform their duties properly, the occupancy and rental rates at such properties may decline and the expenses at such properties may increase. At December 31, 2025, one property manager manages 11 properties, a second property manager manages eight properties, and five other property managers manage three or fewer properties. Three properties are managed by a management company owned by or affiliated with a joint venture partner. The loss of our property managers, and in particular, the managers that manage multiple properties, could result in a decrease in occupancy rates, rental rates or both or an increase in expenses. Further, except for our multi-family properties covered by our master insurance program, property managers are also generally responsible for obtaining insurance coverage with respect to the properties they manage, which coverage is often obtained pursuant to blanket policies covering many properties in which we have no interest. Losses at properties managed by our property managers but in which we have no interest could reduce significantly the insurance coverage available at our properties managed by these property managers. It may be difficult to terminate a non-performing management company, particularly a management company owned or affiliated with a joint venture, because such termination may require the approval of the mortgagee, our joint venture partner or both. If we are unable to terminate an underperforming property manager on a timely basis, our occupancy and rental rates may decrease and our expenses may increase.
Risks involved in conducting real estate activity through joint ventures.
Ten of our multi-family properties are owned through joint ventures with other persons or entities. Joint venture investments involve risks not otherwise present when acquiring real estate directly, including the following:
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
•our joint venture partner may not perform properly its property oversight responsibilities;
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

Our multi-family leases are generally for a term of one year or less. Accordingly, our revenues are impacted by declines in market rents more quickly than if our leases were for longer terms. If we are unable to promptly renew the leases or relet the units, or if the rental rates upon renewal or reletting are significantly lower than the previous rates, our financial condition and results of operations may be adversely affected.

Risks Related to Our Financing Activities, Indebtedness and Capital Resources

If we are unable to refinance our mortgage debt at maturity on acceptable terms, we may be forced to sell properties on disadvantageous terms.

The following table sets forth, as of December 31, 2025, the principal balance of the mortgage payments due at maturity on our wholly-owned and unconsolidated joint venture properties and the weighted average interest rate thereon (dollars in thousands):

	Consolidated Properties		Unconsolidated Properties
Year	Principal Balances Due at Maturity	Weighed Average Interest Rate	Principal Balances Due at Maturity (1)	Weighed Average Interest Rate
2026	$27,767	3.73%	$60,910	5.18%
2027	42,795	3.96%	23,108	4.15%
2028	37,951	4.47%	67,631	4.26%
2029	54,390	3.94%	—	—
2030	21,265	4.71%	—	—
2031 and thereafter	259,605	4.34%	124,834	3.75%
Total	$443,773		$276,483
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
Our ability to acquire additional multi-family properties, develop new properties and improve the properties in our portfolio is limited by the funds available to us (including funds available pursuant to our credit facility) and our ability to obtain, on acceptable terms, mortgage debt. At February 27, 2026, we had approximately $24.8 million of cash and cash equivalents (of which a significant portion is required for day-to-day operating expenses at the property level) and up to $40 million available to us under our credit facility. Our multi-family acquisition and value-add activities are constrained by funds available to us which will limit growth in our revenues and operating results.
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
Our multi-family properties face competition from newer and updated properties. At December 31, 2025 the weighted average age (based on the number of units) of our multi-family properties is approximately 22 years. To remain competitive and increase occupancy at these properties and/or make them attractive to potential tenants or purchasers, we may have to make significant capital improvements and/or incur deferred maintenance costs with respect to these properties. The cost of future improvements and deferred maintenance is uncertain and the amounts earmarked for specific properties may be insufficient to effectuate needed improvements. Our results of operations and financial conditions may be adversely affected if we are required to expend significant funds (other than funds earmarked for such purposes) to repair or improve our properties.
If we are required to make payments under any “bad boy” carve out guarantees that we have provided in connection with certain mortgages and related loans, our business and financial results could be materially adversely affected.
In obtaining certain non-recourse loans, we have provided our lenders with standard carve out guarantees. These guarantees are only applicable if and when the borrower directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper (commonly referred to as “bad boy” guarantees). Although we believe that “bad boy” carve out guarantees are not guarantees of payment in the event of foreclosure or other actions of the foreclosing lender that are beyond the borrower’s control, some lenders in the real estate industry have recently sought to make claims for payment under such guarantees. In the event such a claim were made against us under a “bad boy” carve out guarantee, following foreclosure on mortgages or related loans, and such claim were successful, our business and financial results would be materially adversely affected.
We could be negatively impacted by changes in our relationship with Fannie Mae or Freddie Mac, changes in the condition of Fannie Mae or Freddie Mac and by changes in government support for multi-family housing.
Fannie Mae and Freddie Mac have been a major source of financing for multi-family real estate in the United States and we have used loan programs sponsored by these agencies to finance most of our acquisitions of multi-family properties. There have been ongoing discussion by the government and other interested parties with regard to the long term structure and viability of Fannie Mae and Freddie Mac, which could result in adjustments to guidelines for their loan products. Should these agencies have their mandates changed or reduced, lose key personnel, be disbanded or reorganized by the government or otherwise discontinue providing liquidity for the multi-family sector, our ability to obtain financing through loan programs sponsored by the agencies could be negatively impacted. In addition, changes in our relationships with Fannie Mae and Freddie Mac, and the lenders that participate in these loan programs, with respect to our existing mortgage financing could impact our ability to obtain comparable financing for new acquisitions or refinancing for our existing multi-family real estate investments. Should access to financing provided through Fannie Mae and Freddie Mac loan programs be reduced or impaired, it would significantly reduce our access to debt capital and/or increase borrowing costs and would significantly limit our ability to acquire properties on acceptable terms and reduce the values to be realized upon property sales.

We depend on our subsidiaries for cash flow and will be adversely impacted if these subsidiaries are prohibited from distributing cash to us.

We conduct, and intend to conduct, substantially all of our business operations through our subsidiaries, including our unconsolidated subsidiaries. Accordingly, our only source of cash to fund our operations and pay our obligations are distributions from our subsidiaries. We cannot assure you that our subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to fund our operations. Each of our subsidiaries is or will be a distinct legal entity and, under certain circumstances, legal and contractual restrictions (e.g., restrictions imposed pursuant to mortgage debt on a property), limit our ability to obtain cash from such entities. In addition, because we operate through our subsidiaries, your claims as stockholders will be structurally subordinated to all existing and future liabilities and obligations of our subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our subsidiaries will be able to satisfy your claims as stockholders only after all our and our subsidiaries' liabilities and obligations have been paid in full.

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

The ADA generally requires that the public areas at our properties be made accessible to disabled persons. Non-compliance could result in the imposition of fines by governmental authorities or the award of damages to private litigants. From time-to-time, claims have been, and may continue to be, asserted against us with respect to some of our properties under the ADA. If, under the ADA, we are required to make substantial alterations and capital expenditures in one or more of our properties, it could adversely affect our financial condition and results of operations.

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
Provisions for credit losses are difficult to estimate
Our provision for credit losses is evaluated on a quarterly basis in accordance with current accounting guidance which uses the Current Expected Credit Loss model, or CECL. Under CECL, we are required to present certain financial assets such as loans held for investment, at the net amount expected to be collected. The determination of our provision for credit losses requires us to make highly subjective estimates and judgments. Our estimates and judgments are based on a number of factors, including projected cash flow from the collateral, if any, securing our investments, the structure of our investment, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, potential for refinancing and expected market discount rates for varying property types, and other macro economic data, all of which are uncertain and highly subjective. If our estimates and judgments are incorrect, our results of operations and financial condition could be materially and adversely impacted.

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
•oversupply of competitive housing opportunities, including apartments or single-family housing, or a reduction in demand for real estate in the markets in which our properties are located;
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
We may incur impairment charges in 2026.
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

Entities affiliated with us and with certain of our executive officers provide services to us and on our behalf. Among other things, we retain certain executive officers and others to provide the Services. The aggregate fees to be paid for the Services in 2026, and paid in 2025 and 2024, are $1.8 million, $1.7 million and $1.6 million, respectively. We obtain certain executive, administrative, legal, accounting and clerical personnel and the use of certain facilities pursuant to the shared services agreement. During 2025 and 2024, we reimbursed Gould Investors $750,000 and $698,000, respectively, for the personnel and facilities provided pursuant to the shared services agreement. We also obtain certain insurance in conjunction with Gould Investors and reimbursed Gould Investors $30,000 and $28,000, in 2025 and 2024, respectively, for our share of the insurance cost. These transactions may not be on terms as favorable as those that we would receive if the transactions were entered into with unaffiliated entities and persons.

Gould Investors from time-to time buys multi-family properties, including properties located in the Southeast United States. Although the properties purchased by Gould Investors are generally smaller than the properties in which we are interested, a conflict of interest will arise should Gould Investors decide to pursue the acquisition of large properties in such region. See "Item 1 - Business - Our Acquisition Approach"

Senior management and other key personnel are critical to our business and our future success may depend on our ability to retain them.
We depend on the services of Jeffrey A. Gould, our president and chief executive officer, and other members of senior management to carry out our business and investment strategies. Although Jeffrey A. Gould devotes substantially all of his business time to our affairs, he devotes a portion of his business time to entities affiliated with us. In addition to Jeffrey A. Gould, only two other executive officers, Matthew Gibbons, our chief accounting officer, and Ryan Gould, a vice president, devote all or substantially all of their business time to us. Many of our executives, including Isaac Kalish, our chief financial officer (i) also provide the Services (see "Item 1. Business-Human Capital Resources") and (ii) provide their services on a part-time basis pursuant to the shared services agreement. We rely on part-time executive officers to provide certain services to us, including legal and certain financial reporting services, since we do not employ full-time executive officers to handle all of these services. If the shared services agreement is terminated, the executives performing Services are unwilling to continue to do so, or if we are dissatisfied with the services provided pursuant to these arrangements, we will have to obtain such services from other sources or hire personnel to perform them. We may not be able to replace these services or hire such employees in a timely manner or on terms that are equivalent to or better than those we receive pursuant to the Services and the shared services agreement.
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

Our board of directors has exempted Gould Investors, Fredric H. Gould, Matthew J. Gould and Jeffrey A. Gould from the ownership limits and has not established a limitation on ownership for such persons. Based on information supplied to us, as of December 31, 2025, Gould Investors owns approximately 21.6% of the outstanding shares of common stock and, by virtue of the applicable attribution rules under the Code, these individuals beneficially own approximately 26.4% of outstanding shares of common stock. As a result, the acquisition by each of four other individuals of 6% of our outstanding common stock, when combined with the ownership of our common stock of Gould Investors, Fredric H. Gould, Matthew J. Gould and Jeffrey A. Gould, generally would not result in a violation of the Five or Fewer Limit. However, there is no limitation on Gould Investors, Fredric H. Gould, Matthew J. Gould or Jeffrey A. Gould acquiring additional shares of our common stock or otherwise increasing their percentage of ownership of our common stock, meaning that the amount of our stock that other persons or entities may acquire without violating the Five or Fewer Limit could be reduced in the future and without notice. To the extent that Gould Investors, Fredric H. Gould, Matthew J. Gould and Jeffrey A. Gould, or their affiliates, acquire additional shares or our stock, or any other event occurs (including a repurchase of shares of our stock), that results in an individual beneficially or constructively owning 24.0% or more of the outstanding shares of our stock within the meaning of the Charter, the acquisition by four other individuals of 6.0% or less of our outstanding stock would violate the Five or Fewer Limit and, therefore, could cause the stock acquired by one or more of these other individuals to be transferred to the charitable trust, despite their compliance with the 6.0% ownership limits. If any of the foregoing occurs, compliance with the 6.0% ownership limit will not ensure that your ownership of our stock does not cause a violation of the Five or Fewer Limit or that your shares of our stock are not transferred to the charitable trust.

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

Artificial intelligence and other machine learning techniques could increase competitive, operational, legal and regulatory risks to our business in ways that we cannot predict.

The use of artificial intelligence (“AI”) by us and others, and the overall adoption of AI throughout society, may exacerbate or create new and unpredictable competitive, operational, legal and regulatory risks to our business. There is substantial uncertainty about the extent to which AI will result in dramatic changes throughout the world, and we may not be able to anticipate, prevent, mitigate or remediate all of the potential risks, challenges or impacts of such changes. These changes could potentially disrupt, among other things, our business and operational processes. Our competitors may be more successful than us in the development and implementation of services and platforms based on AI to improve their operations. If we are unable to adequately use AI, or do so at a slower pace than others in our industry, we will be at a competitive disadvantage.

If the data we, or third parties whose services we rely on and over whom we have limited oversight, use in connection with the possible development or deployment of AI is incomplete, inadequate or biased in some way, the performance of our business could suffer. Data in technology that uses AI may contain a degree of inaccuracy and error, which could result in in flawed decision-making on our part or the part of our property managers and other service providers. This could reduce the effectiveness of AI technologies and adversely impact us and our operations to the extent that we rely on the AI's work product. There is also a risk that we or our service providers may improperly disclose confidential information, including material non-public information or personally identifiable information, into AI applications, resulting in such information becoming a part of a dataset that is accessible by third parties.

Our and our service providers use of AI may require compliance with legal or regulatory frameworks that are not fully developed or tested, and we may face litigation and regulatory actions related to our or our service providers use of AI.
Item 3.    Legal Proceedings.
From time to time, we are party to legal proceedings that arise in the ordinary course of our business, and in particular, personal injury claims involving the operations of our properties. Although we believe that the primary and umbrella insurance coverage maintained with respect to our properties is sufficient to cover claims for compensatory damages, many of these personal injury claims also assert exemplary (i.e., punitive) damages. Generally, insurance does not cover claims for exemplary damages and we may be adversely affected if claims for exemplary damages are asserted successfully. See note 14 to our Consolidated Financial Statements.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information; Holders
Our shares of common stock are listed on the New York Stock Exchange, or the NYSE, under the symbol "BRT." As of February 27, 2026, there were approximately 679 holders of record of our common stock.
Purchases of Equity Securities by Issuer and Affiliated Purchases
The following tables summarize the purchases of our common stock during the three months ended December 31, 2025 by us and by Gould Investors (Gould Investors may be deemed to be an "affiliated purchaser" (as such term is used in Rule 10b-19a)(3) promulgated under the Exchange Act) of our company as Jeffrey A. Gould and Matthew J. Gould, our executive officers, are directly or indirectly, the managers of the managing general partner of Gould Investors):.
Purchases by Issuer

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Amount of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2025	—	$—	$—	$8,752,933
November 1 - November 30, 2025	96,572	14.47	1,396,983	7,355,045
December 1 - December 31, 2025	82,408	14.61	1,204,111	6,150,934
Total	178,980	$14.53	$2,601,094

Subsequent to December 31, 2025 we purchased, pursuant to our publicly announced repurchase program, 75,155 shares at an average price of $14.82 per share. As of March 11, 2026, after giving effect to an increase in, and extension of, our share repurchase authorization, we are authorized to repurchase up to $10.0 million of shares through December 31, 2028.

Purchases by Affiliated Purchaser

Period	Total Number of Purchased Shares	Average Price Paid per Share	Total Cost
October 1 - October 31, 2025	33,953	$14.93	$507,029
November 1 - November 30, 2025	—	—	—
December 1 - December 31, 2025	—	—	—
Total (1)	33,953	$14.93	$507,029
______________________________
(1) Excludes 46,600 and 50,337 shares of common stock purchased at an average price of $15.62 and $14.70, respectively, pursuant to our dividend reinvestment plan with respect to dividends declared in September and December 2025, respectively.

Item 6. [Reserved]

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We are an internally managed real estate investment trust, also known as a REIT, that owns, operates and to a lesser extent holds interest in joint ventures that own and operate multi-family properties. At December 31, 2025, we: (i) wholly-own 21 multi-family properties with an aggregate of 5,420 units and a carrying value of $595.2 million, (ii) have ownership interests, through unconsolidated entities, in ten multi-family properties with an aggregate of 2,891 units with a carrying value of $46.1 million; (iii) have preferred equity investments in two multi-family properties with a carrying value of $17.7 million; and (iv) own other assets, through consolidated and unconsolidated entities, with a carrying value of $1.6 million. The 31 multi-family properties are located in 11 states; primarily in the Southeast United States and Texas.
2025 and Recent Developments.
During 2025:
•we acquired, through two unconsolidated joint ventures in two separate and unrelated transactions, an 80% interest in two multi-family properties (referred to collectively as the "2025 Acquisitions") with an aggregate of 364 units for an aggregate purchase price of $59.5 million, including $40.1 million of mortgage debt. The mortgage debt bears a weighted average interest rate of 4.34% and a weighted average remaining term to maturity of 6.6 years.
.
•we refinanced four mortgages maturing in 2025 and 2026 in aggregate principal amount of $58.0 million (the “Prior Mortgages”) and bearing a weighted average fixed interest rate of 4.38% with four replacement mortgages in aggregate principal amount $87.7 million (the "2025 Financings"). The replacement mortgages (the “Replacement Mortgages”) have a weighted average remaining term to maturity of 8.5 years, a weighted average fixed interest rate of 4.97%, and unlike the Prior Mortgages, are interest only until maturity (other than with respect to a mortgage in principal amount of $15.8 million, which is interest only until 2030, one year prior to its maturity). As a result of the 2025 Financing, our aggregate annual principal payments are expected to decrease by $1.2 million (until 2030), and our annual interest expense is expected to increase by $1.8 million from the corresponding amounts under the Prior Mortgages.
•we sold a cooperative apartment unit in New York, NY for a sales price of approximately $1.0 million and recognized a gain of $755,000.
•we repurchased 321,060 shares of our common stock for an aggregate purchase price of approximately $4.99 million (i.e., an average purchase price of $15.53 per share).
Subsequent to December 31, 2025, we purchased 75,155 shares of our common stock for an aggregate purchase price of approximately $1.1 million (i.e., an average price of $14.82 per share). In March 2026, our board of directors increased up to $10 million the value of the shares that we can repurchase and extended the repurchase program through December 31, 2028.
Challenges and Uncertainties as a Result of the Uncertain Economic Environment
We face challenges due to the uncertain national economic environment (e.g., inflation, recession and/or stagflation, the potential impact of tariffs and trade wars, and/or interest rates), and the oversupply of multi-family properties in several markets in which we compete (including Atlanta, GA, Huntsville, AL, Dallas, TX, San Antonio, TX, Nashville TN, Pensacola, FL, LaGrange, GA and San Marcos, TX). In addition, we use concessions (and in particular, in markets that are especially competitive) as a means to improve occupancy. The use of concessions reduces our rental income and adds to the variability of our operating results. These challenges and uncertainties have, and we anticipate will continue to adversely impact (i) the rental and occupancy rates at our properties, and (ii) our ability to grow rental income and/or control our real estate operating expenses, some of which, such as real estate taxes, we have a very limited ability to control and frequently increase, with limited notice of the increase.

We anticipate that our mortgage interest expense will increase as we refinance the aggregate $154.6 million of principal balances of mortgage debt maturing through 2027 (including $84.0 million of such principal balances at unconsolidated subsidiaries) because current comparable mortgage interest rates are generally higher than the weighted average interest rate on such maturing mortgages. For comparison purposes, the weighted average interest rate on the mortgages on our consolidated and unconsolidated properties maturing through December 31, 2027 is 4.43% and the weighted average interest rate on the 2025 Financings that were completed in December 2025 was 4.97%.

Results of Operations
Comparison of Years Ended December 31, 2025 and 2024
The term "same store properties" refers to 21 multi-family properties with an aggregate of 5,420 units that were owned for all of 2025 and 2024.
Revenues
The following table compares our revenues for the years indicated:

(Dollars in thousands):	2025	2024	Change	% Change
Rental and other revenue from real estate properties	$95,265	$94,773	$492	0.5%
Loan interest and other income	1,763	857	906	105.7%
Total revenues	$97,028	$95,630	$1,398	1.5%
Rental and other revenue from real estate properties
The components of the increase include:
•$510,000 due to a 0.74% net increase in average rental rates year-over-year,
•$261,000 due to an increase in average occupancy year-over-year from 93.8% to 93.9%,
•$149,000 in other rental income (tenant reimbursements such as trash and utilities); and
•$114,000 increase at our commercial property in Yonkers, NY (the "Yonkers' Property") due to an increase in the rental rate obtained in connection with a lease extension.
The increase was offset primarily by a $532,000 decrease in revenue recognized from straight line adjustments of rent concessions, net of amortization, with approximately 50% related to Bells Bluff.
Loan interest and other income
The $1 million increase is due primarily to the inclusion, for all of 2025, of the income earned from the Preferred Equity Investments originated in the fourth quarter of 2024.
Expenses
The following table compares our expenses for the periods indicated:

(Dollars in thousands)	2025	2024	Change	% Change
Real estate operating expenses	$44,082	$43,555	$527	1.2%
Interest expense	23,511	22,596	915	4.0%
General and administrative	15,530	15,595	(65)	(0.4)%
Provision for credit loss	5	270	(265)	(98.1)%
Depreciation and amortization	26,396	25,926	470	1.8%
Total expenses	$109,524	$107,942	$1,582	1.5%
Real estate operating expenses.
The components of the increase include:
•increases of $564,000 and $476,000 in payroll and utilities (primarily water/sewer charges), respectively, at several properties;
•$354,000 increase in other expenses, including $100,000 related to advertising and $90,000 related to a loan modification; and
•a net $255,000 increase in real estate taxes at several properties.

Offsetting the change was a $927,000 decrease in insurance expense due to reduced premiums in 2025 (and we estimate that 2026 insurance premiums will be approximately $500,000 less in 2026 than in 2025) and a $221,000 reduction in repairs and maintenance expenses.
Interest expense
Approximately $1 million of the increase is due to the $27.4 million mortgage obtained in August 2024 on Woodland Trails-La Grange, GA (the "Woodlands Financing"), $318,000 due to the 2025 Financings, and $237,000 due to increased draws on the credit facility. The increase was offset by a $375,000 decrease on our floating rate junior subordinated notes due to the decrease in SOFR and a $275,000 decrease of mortgage interest due to the impact of amortization of mortgage principal amounts.

General and administrative.

The components of the decrease include $521,000 due to the reduction in the number of employees and the inclusion, in 2024, of $141,000 of expense related to the vesting of restricted stock units that vest based on the satisfaction of metrics related to adjusted funds from operations (the "AFFO Awards"); no expense was recorded with respect to the AFFO Awards outstanding in 2025 as such awards are not expected to vest. The decrease was offset due to a (i) $272,000 increase in internal and external audit costs, including approximately $100,000 in out of scope audit costs expensed in 2025 for the 2024 audit, and (ii) $294,000 increase due to higher levels of employee compensation.

Provision for credit loss

In 2025, we recorded a non-cash provision of $5,000 related to the Loan Receivables (i.e. the Preferred Equity Investments) in comparison to $270,000 recorded in 2024.

Depreciation and amortization

The increase is related to property improvements in 2025 and 2024.

Equity in earnings of unconsolidated joint ventures
Equity in earnings from unconsolidated joint ventures decreased $1.8 million, from $1.6 million in 2024, to a loss of $174,000 for the year ended December 31, 2025. The components of the decrease include:

•$1.5 million from the 2025 Acquisitions, primarily due to the amortization of the lease intangibles acquired in such transactions. We estimate that through the quarter ending September 30, 2026, approximately $1 million of expense will be recognized in connection with the amortization of these intangibles.
•$408,000 at same store properties, due to a decrease in operating margins (i.e.,a decrease in rental revenues, a decrease in straight-line rent adjustments of rent concessions, net of amortization, and an increase in operating expense primarily due to increased payroll and repairs and maintenance expense).

Insurance recovery of casualty loss

During 2025, we received an aggregate of $313,000 from insurance recoveries primarily related to the Silvana Oaks and Avalon properties. There were no comparable recoveries in 2024.

Gain on sale of real estate

In 2025, we sold a cooperative apartment in New York for a sales price of $995,000 and a gain of $755,000. In 2024, we sold a cooperative apartment in NY for a sales price of approximately $1.1 million and a gain of $806,000.

Provision (benefit) for taxes

Income tax provision for 2025 was $174,000, a $400,000 increase from the $226,000 benefit recorded in 2024. The benefit recorded in 2024 is the result of a $534,000 refund of franchise tax received as a result of a change in Tennessee law, offset by the 2024 estimated state tax expense of $318,000.

Comparison of Years Ended December 31, 2024 and 2023

As we are a smaller reporting company, this comparison is omitted in accordance with Instruction 1 to Item 303(a) of Regulation S-K.

Funds from Operations; Adjusted Funds from Operations; Net Operating Income.
In view of our multi-family property activities, we disclose funds from operations ("FFO"), adjusted funds from operations ("AFFO") and net operating income ("NOI") because we believe that such metrics are a widely recognized and appropriate measure of the performance of a multi-family REIT.
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

The table below provides a reconciliation of net income determined in accordance with GAAP to FFO and AFFO for each of the indicated years (amounts in thousands):

	2025	2024
GAAP Net loss attributable to common stockholders	$(11,946)	$(9,791)
Add: depreciation of properties	26,396	25,926
Add: our share of depreciation in unconsolidated joint venture properties	7,625	5,545
Add: provision for credit loss	5	270
Deduct: gain on sales of real estate	(755)	(806)
Deduct: our share of earnings in earnings from sale of unconsolidated joint venture properties	(52)	(209)
Adjustment for non-controlling interests	(17)	(16)
Funds from operations	21,256	20,919
Adjust for: straight line rent concession, net of amortization	(315)	(801)
Adjust for: our share of straight-line rent concession, net of amortization from unconsolidated joint ventures	(33)	(147)
Add: amortization of restricted stock and RSU expense	4,692	4,877
Add: amortization of deferred mortgage and debt costs	1,202	1,150
Add: our share of deferred mortgage costs from unconsolidated joint venture properties	119	120
Add: amortization of fair value adjustment for mortgage debt	525	558
Adjustment for non-controlling interests	—	(8)
Adjusted funds from operations	$27,446	$26,668

The table below provides a reconciliation of net income per common share (on a diluted basis) determined in accordance with GAAP to FFO and AFFO.

	2025	2024
Net loss attributable to common stockholders	$(0.63)	$(0.52)
Add: depreciation of properties	1.39	1.38
Add: our share of depreciation in unconsolidated joint venture properties	0.40	0.30
Add: provision for credit loss	—	0.01
Deduct: gain on sales of real estate	(0.04)	(0.04)
Deduct: our share of earnings from sale of unconsolidated joint venture properties	—	(0.01)
Adjustment for non-controlling interests	—	—
Funds from operations	1.12	1.12
Adjust for: straight line rent concessions, net of amortization	(0.02)	(0.04)
Adjust for: our share of straight-line rent concession, net of amortization from unconsolidated joint ventures	—	—
Add: amortization of restricted stock and RSU expense	0.25	0.25
Add: amortization of deferred mortgage and debt costs	0.06	0.06
Add: our share of amortization of deferred mortgage and debt costs from unconsolidated ventures	0.01	0.01
Add: amortization of fair value adjustment for mortgage debt	0.03	0.03
Adjustment for non-controlling interests	—	—
Adjusted funds from operations	$1.45	$1.43

Diluted shares outstanding for FFO and AFFO	18,930,284	18,710,615

FFO for 2025 increased $337,000, or 1.6%, to $21.3 million from $20.9 million in 2024. Contributing to the increase was a:

•$1.6 million increase in operating margins (i.e., rental and other revenues from real estate properties less real estate operating expenses) across our portfolio (i.e. consolidated and unconsolidated multi-family properties);
•$906,000 increase in loan interest and other income;
•$314,000 increase in insurance recoveries; and
•$184,000 decrease in equity-based compensation.

The increase was offset by a:
•$1.5 million increase in interest expense;
•$607,000 decrease in straight line rent concessions, net of amortization;
•$400,000 increase in income tax expense; and
•$119,000 increase in general and administrative expense (excluding the impact of equity based compensation).

AFFO increased $778,000 or 2.9%, to $27.4 million in 2025 from $26.7 million in 2024. The increase is primarily due to the factors impacting the changes in FFO, other than the changes to net straight-line deferred rent concessions and equity-based compensation.

See “Comparison of Years Ended December 31, 2025 and 2024” for further information regarding these changes.

NOI is a non-GAAP measure of performance. NOI is used by our management and many investors to evaluate and compare the performance of our properties to other comparable properties, to determine trends at our properties and to determine the estimated fair value of our properties. The usefulness of NOI may be limited in that it does not take into account, among other things, general and administrative expense, interest expense, loss on extinguishment of debt, casualty losses, insurance recoveries and gains or losses as determined by GAAP. NOI is a property specific performance metric and does not measure our performance as a whole. Same store NOI reflects the operations of all of our wholly-owned multi-family properties.
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

The following table provides a reconciliation of net income attributable to common stockholders as computed in accordance with GAAP to NOI for the periods presented (dollars in thousands):

	For the year ended December 31,
	2025	2024
GAAP Net loss attributable to common stockholders	$(11,946)	$(9,791)
Less: Loan interest and other income	(1,763)	(857)
Add: Interest expense	23,511	22,596
General and administrative	15,530	15,595
Depreciation	26,396	25,926
Provision for credit loss	5	270
Provision (benefit) for taxes	174	(226)
Less: Gain on sale of real estate	(755)	(806)
Adjust for: Equity in loss (earnings) of unconsolidated joint venture properties	174	(1,644)
Less: Insurance recovery of casualty loss	(313)	—
Add: Net income attributable to non-controlling interests	170	155
Net Operating Income	$51,183	$51,218

Less: Non same store and non multi-family
Revenues	$1,698	$1,594
Operating Expenses	461	460
Non-same store NOI	1,237	$1,134
Same Store Net Operating Income	$49,946	$50,084
_____________________________________

In 2025, NOI decreased by $35,000 from 2024 due primarily to a $527,000 increase in real estate operating expenses, offset by a $389,000 increase in rental revenue at wholly-owned multi-family properties and a $114,000 increase in rental revenue at the Yonkers' Property. Same store NOI decreased $138,000 in 2025 from 2024 primarily due to the factors impacting NOI, other than the Yonkers' Property. See "Results of Operations -Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024" for a discussion of these changes.

Liquidity and Capital Resources

We require funds to pay operating expenses and debt service obligations, acquire properties, make capital and other improvements, fund capital contributions, pay dividends and repurchase shares of our common stock. Generally, in 2025, our primary sources of capital and liquidity were the operations of our multi-family properties (including distributions of $4.2 million from the operations of our unconsolidated joint ventures), $29.7 million from the 2025 Financing, $1.2 million from interests in our Preferred Equity Investments and our available cash. Excluding funds held at our unconsolidated subsidiaries, at December 31, 2025 and February 27, 2026, our available liquidity was approximately $65.1 million and $64.8 million, respectively, including $25.1 million and $24.8 million, respectively, of cash and cash equivalents, and subject to compliance with borrowing base and other requirements, up to $40 million available under our credit facility. A significant amount of our cash and cash equivalents is maintained at our properties for general working capital purposes.

We anticipate that for the four years beginning January 1, 2026, our operating expenses, $120 million of mortgage amortization and interest expense (including $38.8 million from unconsolidated joint ventures) and $314.6 million of balloon payments due with respect to mortgages maturing through 2029 (including $151.7 million from unconsolidated joint ventures), anticipated capital expenditures (for 2026 only) of an aggregate of $12.1 million for consolidated and unconsolidated properties, estimated cash dividend payments of at least $75.6 million (assuming (i) the current quarterly dividend rate of $0.25 per share and (ii) 18.9 million shares outstanding), will be funded from cash generated from operations (including distributions from unconsolidated joint ventures), mortgage financings and re-financings, sales of properties, the issuance of additional equity and, if available, our $40 million credit facility. Our operating cash flow and available cash is insufficient to fully fund the $314.6 million of balloon payments, and if we are unable to refinance such debt on acceptable terms, we may need to issue additional equity or dispose of properties, in each case on potentially unfavorable terms.

Our ability to acquire multi-family properties (including making alternative investments such as preferred equity investments), and implement value-add projects is limited by our available cash and our ability to (i) draw on our credit facility, (ii) obtain, on acceptable terms, mortgage debt and (iii) raise capital from the sale of our common stock.
Disclosure of Known Material Contractual Obligations

The following table sets forth as of December 31, 2025 our known material contractual obligations:

	Payment Due by Period
(Dollars in thousands)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Long-Term Debt Obligations (1)
Interest and Principal Amortization	$40,133	$65,112	$48,033	$114,414	$267,692
Balloon Principal Payments (2)	88,677	171,485	75,655	384,440	720,257
Operating Lease Obligations	392	586	552	2,425	3,955
Purchase Obligations (3) (4)	6,082	12,164	12,164	—	30,410
Total	$135,284	$249,347	$136,404	$501,279	$1,022,314
____________________________
(1) Reflects payments of principal (including amortization payments) and interest and excludes deferred costs. Includes all of the debt of unconsolidated joint ventures. See the following table for information regarding same. Assumes that the interest rate on the junior subordinated notes will be 6.10% per annum, which was the rate in effect at December 31, 2025.
(2) During the year ending December 31, 2026, $37.2 million and $51.5 million is due in March and September, respectively. We anticipate that the amount due in March under the Stono Oaks floating rate construction loan will be extended until March 2027.
(3) Assumes that $1 million and $1.8 million will be paid annually through December 31, 2030 pursuant to the shared services agreement and for the Services, respectively.
(4) Assumes that approximately $2.5 million of property management fees will be paid annually to the property managers of our multi-family properties, including $760,000 related to unconsolidated joint ventures. Such sum reflects the amount we anticipate paying in 2026 on the multi-family properties we own at December 31, 2025. These fees are typically charges based on a percentage of rental revenues from a property. No amount has been reflected as payable pursuant thereto after five years as such amount is not determinable.

The following table sets forth as of December 31, 2025 information regarding the components of our long-term debt obligations:

	Payment due by Period
(Dollars in thousands)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Mortgages on consolidated properties (1)	$51,872	$121,376	$105,881	$321,320	$600,449
Mortgages on unconsolidated properties (1)	74,657	110,658	13,244	127,974	326,533
Junior subordinated notes and credit facility (2)	2,281	4,563	4,563	49,560	60,967
Total	$128,810	$236,597	$123,688	$498,854	$987,949
___________________________
(1) Includes payments of principal (including amortization payments), and interest, and excludes deferred financing costs.
(2) Assumes that the interest rate on the junior subordinated notes will be 6.10% per annum and that no amounts are outstanding under the credit facility.

Corporate Level Financing Arrangements

Junior Subordinated Notes
As of December 31, 2025, $37.4 million (excluding deferred costs of $217,000) in principal amount of our junior subordinated notes is outstanding. These notes mature in April 2036, contain limited covenants (including covenants prohibiting us from paying dividends or repurchasing capital stock if there is an event of default (as defined therein) on these notes), are redeemable at our option and bear an interest rate, which resets and is payable quarterly, of three-month term SOFR plus 226 basis points. At December 31, 2025 and 2024, the interest rate on these notes was 6.1% and 6.85%, respectively.
Credit Facility
Our credit facility with VNB New York, LLC, an affiliate of Valley National Bank (collectively, "VNB"), allows us to borrow, subject to compliance with borrowing base requirements and other conditions, up to $40 million, (i) for the acquisition of, and investment in, multi-family properties, (ii) to repay mortgage debt secured by multi-family properties and (iii) for Operating Expenses (i.e., working capital (including dividend payments) and operating expenses); provided, that not more than $25 million may be used for Operating Expenses. The credit facility is secured by cash accounts maintained by us at VNB (we are required to maintain substantially all of our bank accounts at VNB), and the pledge of our interests in the entities that own three unencumbered multi-family properties used in calculating the borrowing base. The credit facility bears an annual interest rate, which resets monthly, equal to one-month term SOFR plus 250 basis points, with a floor of 6.00%. The interest rate at December 31, 2025 and February 27, 2026, was 6.37% and 6.18% respectively. There is an annual fee of 0.25% on the total amount committed by VNB and unused by us. The credit facility matures in September 2027. As of February 27, 2026, there was no balance outstanding and up to $40 million was available to be borrowed thereunder.
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
As of December 31, 2025, we were in compliance in all material respects with the requirements of the facility.

Other Financing Sources and Arrangements

At December 31, 2025, we are joint venture partners in unconsolidated joint ventures which own ten multi-family properties which distributed $3.9 million to us in 2025. We may be required to make capital contributions with respect to these properties. At December 31, 2025, our investment in these joint venture properties have a net equity carrying value of $46.1 million and are subject to mortgage debt, which is not reflected on our consolidated balance sheet, of $286.5 million. Although BRT Apartments Corp. is not the obligor with respect to such mortgage debt, the loss of any of these properties due to mortgage foreclosure or similar proceedings would have a material adverse effect on our results of operations and financial condition. See note 6 to our consolidated financial statements.

At December 31, 2025, we had preferred equity investments in unconsolidated joint ventures that own multi-family properties. These joint ventures paid us $1.2 million in 2025 and we anticipate that, subject to the underlying property generating sufficient cash flow, that such joint ventures will pay us $1.3 million in 2026. At December 31, 2025, the carrying value of these investments was $17.7 million and these investments are subordinate to mortgage debt of $51.0 million, which debt is not reflected on our consolidated balance sheet.
See "Item 1. Business-Mortgage Debt" for information regarding our mortgage debt at consolidated and unconsolidated subsidiaries.
Inflation
Substantially all of our multi-family property leases are for periods of one-year or less. The short-term nature of these leases generally serves to reduce, but does not eliminate, the affect of inflation on our net income. During 2025, we continued to experience inflationary pressures that drove higher operating expenses, primarily in personnel, repairs and maintenance, and real estate taxes; such increases may continue in 2026 and thereafter, which would adversely affect our operating results.

Inflation affects the overall cost of our debt. We mitigate the risks presented by inflation through the use of fixed interest rate mortgage debt and by paying down, when we deem appropriate, our credit facility debt. However, increasing interest rates, which generally correlates to increasing inflation, increases the interest expense on our junior subordinated notes and makes it less attractive to obtain mortgage debt (including the refinancing of an aggregate of $88.7 million of mortgage debt (including $60.9 million of mortgage debt at unconsolidated joint ventures, that matures in 2026)) or use our credit facility in connection with acquisition and value add activities.

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

We anticipate that if we do not sell any multi-family properties this year, that a significant amount of the dividends we will pay in 2026, if any, will be treated for federal income tax purposes as a return of capital.

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
Equity-Based Compensation
We grant shares of restricted stock and restricted stock units ("RSUs") to eligible plan participants, subject to the recipient's continued service over a specified period and, with respect to the RSUs, the satisfaction of specified conditions over a specified period. A portion of the RSUs vest based upon satisfaction of specified metrics with respect to (i) total stockholder return(“TSR Awards”) and (ii) adjusted funds from operations(“AFFO Awards”), in each case as calculated pursuant to the applicable award agreement. We account for the restricted stock awards and RSUs in accordance with ASC 718, Compensation - Stock Compensation, which requires that such compensation be recognized in the financial statements based on its estimated grant-date fair value. The value of such awards is recognized as compensation expense in general and administrative expenses in the accompanying consolidated statements of operations over the applicable service periods. Grant date fair value is determined with respect to the (i) the restricted stock awards, by the closing stock price on the date of grant, (ii) TSR Awards, by using a Monte Carlo simulation relying upon various assumptions and (iii) AFFO Awards, by using the closing stock price on the grant date, subject to quarterly adjustment based upon management’s subjective projections as to the achievability of the specified metrics related to the AFFO Awards (the “AFFO” Metrics).There is substantial subjectivity in (i) the inputs selected for the Monte Carlo simulation used in determining the grant date fair value of the TSR Awards and the use of different inputs would change the expense we recognize with respect to such awards and (ii) management’s projections as to the achievability of the AFFO Metrics and changes in such projections will cause fluctuations in our results of operations. See Note 11 to our consolidated financial statements.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
All of our mortgage debt (other than $6.5 million in principal amount of construction financing at Stono Oaks) bears interest at fixed rates.

Our credit facility bears interest at 30 day term SOFR plus 250 basis points, with an interest rate floor of 6%. At December 31, 2025, no amounts were drawn on the facility.

Our junior subordinated notes bear interest at the rate of three-month term SOFR plus 226 basis points. At December 31, 2025, the interest rate on these notes was 6.1%. A 100 basis point increase or decrease in the rate would result in an increase or decrease, respectively, in interest expense in 2025 of $374,000 (all of which would be due to the change in rate on the junior subordinated notes).

Item 8.    Financial Statements and Supplementary Data.
The information required by this item appears in a separate section of this Report following Part IV.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
A review and evaluation was performed by our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that review and evaluation, our CEO and CFO have concluded that our disclosure controls and procedures, as designed and implemented as of December 31, 2025, were effective.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on these criteria.

Changes in Internal Controls over Financial Reporting
There have been no changes in our internal controls over financial reporting, as defined in in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that occurred during the three months ended December 31, 2025 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.    Other Information.
Incentive and Repurchase Plans

On March 11, 2026, our board of directors

•adopted, subject to stockholder approval, our 2026 Incentive Plan pursuant to which up to 1,000,000 shares of the Company’s common stock (and certain cash payments pursuant to dividend equivalent rights) may be issued to our employees, officers, directors and certain others pursuant to grants of, among other things, stock options, restricted stock, RSUs, performance share awards and any one or more of the foregoing; and

•increased, by approximately $5 million, the value of the shares that can be repurchased pursuant to our repurchase plan to up to $10 million, and extended the repurchase plan through December 31, 2028.
Disclosure of 10b5-1 Plans
None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" in effect at any time during the three months ended December 31, 2025.
Impact of the One Big Beautiful Bill Act on the Company and its Stockholders
The discussion under "Federal Income Tax Considerations" in our prospectus dated April 28, 2023, as the same may have been amended or supplemented from time-to-time (the “Prospectus”), is hereby modified to reflect legislation commonly referred to as the One Big Beautiful Bill Act. Capitalized terms used in this section without being defined herein shall have the meanings ascribed to them by the Prospectus.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Apart from certain information concerning our executive officers which is set forth in Part I of this report, the other information required by Item 10 will be incorporated herein by reference to the applicable information to be in the proxy statement to be filed by April 30, 2026 for our 2026 Annual Meeting of Stockholders.
Item 11.    Executive Compensation.
The information concerning our executive compensation required by Item 11 is incorporated herein by reference to the proxy statement to be filed by April 30, 2026 with respect to our 2026 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except as set forth below, the information required by Item 12 is incorporated herein by reference to the proxy statement to be filed by April 30, 2026 with respect to our 2026 Annual Meeting of Stockholders.
Equity Compensation Plan Information
The following table provides information as of December 31, 2025 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under our 2018 Amended and Restated Incentive Plan (the “2018 Plan”), our 2020 Amended and Restated Incentive Plan (the “2020 Plan”), the 2022 Incentive Plan (the "2022 Plan"; and together with the 2018 Plan and the 2020 Plan, the “Prior Plans”), and our 2024 Incentive Plan (the “2024 Plan”; and together with the Prior Plans, the “Incentive Plans”). No further awards may be granted under the Prior Plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	573,864	(1)	—	449,346	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	573,864		—	449,346
_______________________________________________________________________________
(1) Includes up to 188,438, 190,013 and 195,413 shares of common stock issuable pursuant to restricted stock units (“RSUs”) that vest as of June 30, 2026, June 30, 2027, and June 30, 2028, respectively, if and to the extent specified conditions are satisfied by such vesting dates. RSUs granted pursuant to the 2022 Plan and the 2024 Plan account for 188,438 shares and 385,426 shares, respectively. Excludes 922,428 shares of restricted stock issued pursuant to the Incentive Plans as such shares, although subject to forfeiture, are outstanding. See note 11 to our consolidated financial statements.
(2)     Does not give effect to 148,673 shares of restricted stock granted January 9, 2026 pursuant to the 2024 Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information concerning relationships and certain transactions required by Item 13 is incorporated herein by reference to the proxy statement to be filed by April 30, 2026 with respect to our 2026 Annual Meeting of Stockholders.
Item 14.    Principal Accounting Fees and Services.
The information concerning our principal accounting fees required by Item 14 is incorporated herein by reference to the proxy statement to be filed by April 30, 2026 with respect to our 2026 Annual Meeting of Stockholders.

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

Exhibit No.		Title of Exhibits

1.1		Form of Equity Distribution Agreement dated May 12, 2023 (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on May 12, 2023).

2.1		Plan of Conversion dated December 8, 2016 (incorporated by reference to Annex B of Amendment No. 1 to our Registration Statement on Form S-4 filed January 12, 2017 (the "S-4 Registration") (Reg. No. 333-215221).

3.1		Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 filed with our Current Report on Form 8-K on March 20, 2017).

3.2		By-laws of the Registrant effective as of December 6, 2022 (incorporated by reference to Exhibit 3.2 filed with our Current Report on Form 8-K on December 6, 2022).

4.1		Junior Subordinated Supplemental Indenture, dated as of March 15, 2011, between us and the Bank of New York Mellon (incorporated by reference to Exhibit 4.1 filed with our Current Report on Form 8-K on March 18, 2011).

4.2		Description of Registrant's Securities Registered Pursuant to Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.2 filed with our Annual Report on Form 10-K for the year ended December 31, 2020).

10.1	*	Shared Services Agreement, dated as of January 1, 2002, by and among Gould Investors L.P., us, One Liberty Properties, Inc., Majestic Property Management Corp., Majestic Property Affiliates, Inc. and REIT Management Corp. (incorporated by reference to Exhibit 10.2 filed with our Annual Report on Form 10-K for the year ended September 30, 2008).

10.2	*	Form of Indemnification Agreement between the Registrant on the one hand, and its executive officers and directors, on the other hand (incorporated by reference to Exhibit 10.5 to our Annual Report of Form 10-K for the year ended September 30, 2017).

10.3		Membership Interest Purchase Agreement dated as of February 23, 2016 entered into between TRB Newark Assemblage, LLC ("TRB") and TRB Newark TRS, LLC ("TRB REIT" and together with TRB, collectively, the "Seller") and RBH Partners III, LLC, and joined by RBH-TRB Newark Holdings, LLC and GS-RBH Newark Holdings, LLC (incorporated by reference to exhibit 10.2 filed with our Quarterly Report on Form 10-Q for the period ended March 31, 2016).

Exhibit No.		Title of Exhibits
10.4		Amended and Restated Loan Agreement (the "Loan Agreement") made as of November 18, 2021, by and among us and VNB New York, LLC. (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K on November 18, 2021).
10.5		Unlimited guaranty given by us in favor of VNB (incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K on November 18, 2021).

10.6		Form of Pledge Agreement (incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K on November 18, 2021).
10.7		Form of Negative Pledge Agreement (incorporated by reference to Exhibit 10.4 filed with our Current Report on Form 8-K on November 18, 2021).
10.8		Letter agreement dated as of November 19, 2021 with respect to the Loan Agreement (incorporated by reference to exhibit 10.14 filed with our Annual Report on Form 10-K for the year ended December 31, 2021).
10.9		Amendment dated September 14, 2022 to the Loan Agreement (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K on September 16, 2022).
10.10		Second amendment dated as of August 22, 2023 to the Amended and Restated Loan Agreement made as of November 18, 2021, as amended, by and between us and VNB New York, LLC. (incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-Q for the period ended September 30, 2023).
10.11		Third amendment dated as of July 9, 2024 to the Amended and Restated Loan Agreement made as of November 18, 2021, as amended, by and between us and VNB New York, LLC (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K on July 15, 2024).
10.12		Form of Membership Interest Purchase Agreement used to effectuate the purchase of the interests of our joint venture partners (incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-Q for the period ended March 31, 2022).
10.13	*	2018 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.6 filed with our Current Report on Form 8-K on June 15, 2023).
10.14	*	2020 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.8 filed with our Current Report on Form 8-K on June 15, 2023).
10.15	*	2022 Incentive Plan (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K on June 10, 2022).
10.16	*	2024 Incentive Plan (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K on June 11, 2024).
10.17	*	Form of Restricted Shares Agreement for the 2018 Incentive Plan (incorporated by reference to Exhibit 10.10 filed with our Annual Report on Form 10-K filed December 10, 2018).
10.18	*	Form of Restricted Share Agreement awarded in 2023 pursuant to the 2022 Incentive Plan (incorporated by reference to Exhibit 10.19 filed with our Annual Report on Form 10-K for the year ended December 31, 2022).
10.19	*	Form of Restricted Share Agreement awarded in 2024 pursuant to the 2022 Incentive Plan (incorporated by reference to Exhibit 10.20 filed with our Annual Report on Form 10-K for the year ended December 31, 2023).
10.20	*	Form of Restricted Stock Award Agreement awarded in 2025 pursuant to the 2024 Incentive Plan (incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-Q for the period ended March 31, 2025).
10.21	*	Form of Restricted Stock Award Agreement granted in 2026 pursuant to the 2024 Incentive Plan.
10.22	*	Form of Performance Awards Agreement granted in 2022 pursuant to the 2022 Incentive Plan (incorporated by reference to Exhibit 10.5 filed with our Quarterly Report on Form 10-Q for the period ended September 30, 2022).
10.23	*	Form of Performance Awards Agreement granted in 2023 pursuant to the 2022 Incentive Plan (incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-Q for the period ended June 30, 2023).
10.24	*	Form of Performance Awards Agreement granted in 2024 pursuant to the 2024 Incentive Plan (incorporated by reference to Exhibit 10.2 filed with our Quarterly Report on Form 10-Q for the period ended June 30, 2024).
10.25	*	Form of Performance Awards Agreement granted in 2025 pursuant to the 2024 Incentive Plan (incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-Q for the period ended June 30, 2025).
19.1		Insider Trading Policy.
21.1		Subsidiaries of the Registrant.

23.1		Consent of Ernst & Young, LLP.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "Act").

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Act.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Act.

97.1	Registrant's Clawback Policy effective October 2, 2023 (incorporated by reference to Exhibit 97.1 filed with our Annual Report on March 14, 2024).

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

BRT APARTMENTS CORP.
Date:	March 12, 2026	By:	/s/ Jeffrey A. Gould
Jeffrey A. Gould Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Israel Rosenzweig	Chairman of the Board	March 12, 2026
Israel Rosenzweig

/s/ Jeffrey A. Gould	Chief Executive Officer, President and Director (Principal Executive Officer)	March 12, 2026
Jeffrey A. Gould

/s/ Carol Cicero	Director	March 12, 2026
Carol Cicero

/s/ Alan Ginsburg	Director	March 12, 2026
Alan Ginsburg

	Director	March 12, 2026
Fredric H. Gould

/s/ Matthew J. Gould	Director	March 12, 2026
Matthew J. Gould

/s/ Louis C. Grassi	Director	March 12, 2026
Louis C. Grassi

/s/ Gary Hurand	Director	March 12, 2026
Gary Hurand

/s/ Jeffrey Rubin	Director	March 12, 2026
Jeffrey Rubin

/s/ Jonathan Simon	Director	March 12, 2026
Jonathan Simon

/s/ Elie Weiss	Director	March 12, 2026
Elie Weiss

/s/ Isaac Kalish	Chief Financial Officer and Senior Vice President (Principal Financial Officer)	March 12, 2026
Isaac Kalish

/s/ Matthew Gibbons	Chief Accounting Officer (Principal Accounting Officer)	March 12, 2026
Matthew Gibbons

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

Index

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of BRT Apartments Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BRT Apartments Corp. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Index

Joint Venture Consolidation Assessment

Description of the Matter
At December 31, 2025, the Company’s investments in unconsolidated joint ventures were $46.1 million, a portion of which were investments in new joint ventures, during the year ended December 31, 2025. The Company accounted for these investments under the equity method of accounting. As discussed in Note 1 to the consolidated financial statements, for each joint venture, the Company evaluated the rights provided to each party and whether those rights are protective or participating, in order to assess the consolidation of the venture.
Auditing management’s joint venture consolidation analyses for its investments in new joint ventures were complex and highly judgmental due to the subjectivity in assessing which activities most significantly impact the respective joint venture’s economic performance based on the purpose and design of the entity over the duration of its expected life and assessing which party has rights to direct those activities.

How We Addressed the Matter in Our Audit
To test the Company’s consolidation assessment for these investments in new joint ventures, our procedures included, among others, reviewing joint venture agreements and discussing with management the nature of the rights conveyed to the Company through the joint venture agreements. We reviewed management’s assessment of the activities that would most significantly impact the joint venture’s economic performance and evaluated whether the joint venture agreements provided participating or protective rights to the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020

New York, New York

March 12, 2026

Index

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	December 31,
	2025	2024
ASSETS
Real estate properties, net of accumulated depreciation of $132,821 and $106,425	$596,814	$615,915
Investment in unconsolidated joint ventures	46,121	31,344
Loan receivables, net of deferred fees of $252 and $313, respectively, and allowance for credit loss of $275 and $270, respectively	17,723	17,667
Cash and cash equivalents	25,138	27,856
Restricted cash	2,521	3,221
Other assets	21,496	17,460
Total Assets	$709,813	$713,463

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $4,614 and $4,010	$471,083	$446,471
Junior subordinated notes, net of deferred costs of $217 and $237	37,183	37,163
Credit facility	—	—
Accounts payable, accrued and other liabilities	24,347	24,915
Total Liabilities	532,613	508,549
Commitments and contingencies
Equity:
BRT Apartments Corp. stockholders' equity:
Preferred shares $0.01 par value 2,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized,
17,919 and 17,872 shares issued at December 31, 2025 and 2024	180	179
Additional paid-in capital	275,408	272,275
Accumulated deficit	(98,346)	(67,485)
Total BRT Apartments Corp. stockholders' equity	177,242	204,969
Non-controlling interests	(42)	(55)
Total Equity	177,200	204,914
Total Liabilities and Equity	$709,813	$713,463

See accompanying notes to consolidated financial statements.

Index

    BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2025	2024
Revenues:
Rental and other revenue from real estate properties	$95,265	$94,773
Loan interest and other income	1,763	857
Total revenues	97,028	95,630
Expenses:
Real estate operating expenses—including $36 and $37 to related parties	44,082	43,555
Interest expense	23,511	22,596
General and administrative—including $750 and $698 to related party	15,530	15,595
Provision for credit loss	5	270
Depreciation and amortization	26,396	25,926
Total expenses	109,524	107,942
Total revenues less total expenses	(12,496)	(12,312)
Equity in (loss) earnings from unconsolidated joint ventures	(174)	1,644
Gain on sale of real estate	755	806
Insurance recovery of casualty loss	313	—
Loss from continuing operations	(11,602)	(9,862)
Provision (benefit) for taxes	174	(226)
Loss from continuing operations, net of taxes	(11,776)	(9,636)
Income attributable to non-controlling interests	(170)	(155)
Net loss attributable to common stockholders	$(11,946)	$(9,791)

Weighted average number of shares of common stock outstanding:
Basic and diluted	18,008,970	17,752,226

Per share amounts attributable to common stockholders
Basic and diluted	$(0.63)	$(0.52)
See accompanying notes to consolidated financial statements.

Index

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2025 and 2024
(Dollars in thousands, except per share data)

	Shares of Common Stock	Additional Paid-In Capital	(Accumulated Deficit)	Non-Controlling Interests	Total
Balances, December 31, 2023	$175	$267,271	$(38,986)	$(15)	$228,445
Distributions - Common Stock - $1.00 per share	—	—	(18,708)	—	(18,708)
Restricted stock and restricted stock units vesting	3	(3)	—	—	—
Compensation expense—restricted stock and restricted stock units	—	4,877	—	—	4,877
Distributions to non-controlling interests	—	—	—	(195)	(195)
Shares issued through DRIP	3	3,623	—	—	3,626
Shares repurchased	(2)	(3,493)	—	—	(3,495)
Net (loss) income	—	—	(9,791)	155	(9,636)
Balances, December 31, 2024	$179	$272,275	$(67,485)	$(55)	$204,914
Distributions - Common Stock - $1.00 per share	—	—	(18,915)	—	(18,915)
Restricted stock and restricted stock units vesting	2	(2)	—	—	—
Compensation expense—restricted stock and restricted stock units	—	4,692	—	—	4,692
Distributions to non-controlling interests	—	—	—	(157)	(157)
Shares issued through DRIP	3	3,426	—	—	3,429
Shares repurchased	(4)	(4,983)	—	—	(4,987)
Net (loss) income	—	—	(11,946)	170	(11,776)
Balances, December 31, 2025	$180	$275,408	$(98,346)	$(42)	$177,200

See accompanying notes to consolidated financial statements.

Index

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(11,776)	$(9,636)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,396	25,926
Provision for credit loss	5	270
Amortization of deferred financing fees	1,202	1,150
Amortization of debt fair value adjustment	525	558
Amortization of deferred loan fee income	(61)	(9)
Amortization of restricted stock and restricted stock units	4,692	4,877
Equity in loss (earnings) of unconsolidated joint ventures	174	(1,644)
Gain on sale of real estate	(755)	(806)
Increases and decreases from changes in other assets and liabilities:
Decrease (increase) in other assets	(5,715)	559
Increase in accounts payable and accrued liabilities	(589)	2,898
Net cash provided by operating activities	14,098	24,143
Cash flows from investing activities:
Improvements to real estate owned	(7,453)	(6,152)
Additions to loan receivables	—	(18,250)
Proceeds from the sale of real estate owned	913	953
Distributions from unconsolidated joint ventures	4,179	4,708
Contributions to unconsolidated joint ventures	(19,130)	(166)
Net cash used in investing activities	(21,491)	(18,907)

Cash flows from financing activities:
Proceeds from mortgages payable	87,717	27,375
Mortgage payoffs	(58,040)	—
Mortgage principal payments	(4,986)	(3,888)
Proceeds from credit facility	17,500	—
Repayment of credit facility	(17,500)	—
Increase in deferred financing costs	(1,648)	(1,216)
Dividends paid	(18,894)	(18,639)
Distributions to non-controlling interests	(157)	(195)
Proceeds from the issuance of DRP shares	3,429	3,626
Repurchase of shares of common stock	(4,987)	(3,495)
Net cash (used in) provided by financing activities	2,434	3,568
Net (decrease) increase in cash, cash equivalents, restricted cash and escrows:	(4,959)	8,804
Cash, cash equivalents, restricted cash and escrows at beginning of year	40,579	31,775
Cash, cash equivalents, restricted cash and escrows at end of year	$35,620	$40,579

Index

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2025	2024
Supplemental disclosures of cash flow information:
Cash paid during the year for interest expense	$21,903	$20,870
Cash paid (net of refunds received) during the year for income and excise taxes	$205	$(439)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	December 31,
	2025	2024
Cash and cash equivalents	$25,138	$27,856
Restricted cash	2,521	3,221
Escrows (Other assets)	7,961	$9,502
Total cash, cash equivalents, restricted cash and escrows shown in consolidated statement of cash flows	$35,620	$40,579

See accompanying notes to consolidated financial statements.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES
Organization and Background
BRT Apartments Corp. (“BRT” or the “Company”) owns, operates and, to a lesser extent, develops multi-family properties. These multi-family properties may be wholly-owned by us or by unconsolidated joint ventures in which the Company contributes a significant portion of the equity. At December 31, 2025, BRT: (i) wholly-owns 21 multi-family properties located in eleven states with an aggregate of 5,420 units and a carrying value of $595,245,000; (ii) has ownership interests, through unconsolidated entities, in ten multi-family properties located in four states with an aggregate of 2,891 units, and the carrying value of its net equity investment is $46,121,000; (iii) have investments in joint ventures that own two multi-family properties which investments are treated for financial statement reporting purposes as loans (the "Preferred Equity Investments"), with a carrying value of $17,723,000, and (iv) owns other assets, through consolidated and unconsolidated subsidiaries, with a carrying value of $1,569,000. The Company's 31 multi-family properties are located primarily in the Southeast United States and Texas.

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
Other than the preferred equity investments (described in the following paragraph), the Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting. For each joint venture, the Company evaluated the rights provided to each party and whether those rights are protective or participating, in order to assess the consolidation of the venture. Additionally, the Company evaluated the purpose and design of each entity over the duration of its expected life and determined which activities most significantly impacted the joint venture's economic performance, as well as which party has the rights to direct those activities. All investments in unconsolidated joint ventures have sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support and, as a group, the holders of the equity at risk have power through voting rights to direct the activities of these ventures. As a result, none of these joint ventures are VIEs. Additionally, the Company does not exercise substantial operating control over these entities, and therefore the entities are not consolidated. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for their share of equity in earnings, cash contributions and distributions. The distributions to each joint venture partner are determined pursuant to the applicable operating agreement and may not be pro-rata to the percentage equity interest each partner has in the applicable venture.
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
December 31, 2025

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (continued)
In accordance with Accounting Standards Codification ("ASC") Topic 740 - "Income Taxes", the Company believes that it has appropriate support for the income tax positions taken and, as such, does not have any uncertain tax positions that, if successfully challenged, could result in a material impact on the Company's financial position or results of operations. The Company's income tax returns for the tax years 2022 through 2024 are subject to review by the Internal Revenue Service.
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
Current Returns (as defined in Note 5 - Loans) from our preferred equity investments are recorded as interest income when it is earned from the sponsor of the joint venture and Hurdle Returns (as defined in Note 5 - Loans) are recorded as interest income when it is probable that it will be received. Deferred loan fees are capitalized and recorded into income over the life of the investment.
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

Depreciation for multi-family properties is computed on a straight-line basis over an estimated useful life of 30 years. Intangible assets (and liabilities) are amortized over the remaining life of the related leases at the time of acquisition and are usually less than one year. Expenditures for maintenance and repairs are charged to operations as incurred.
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
December 31, 2025

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (continued)
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
Loan receivables
Loan receivables represent preferred equity investments that were funded by the Company with the intent and ability to hold to maturity or payoff. At the inception of each investment, we determine whether such investment should be accounted for as a loan, equity interest or real estate. We have determined that all such investments are properly accounted for and reported as loans. Loans receivable are held for investment and may be subordinate to other senior loans. Loans receivable are reported at their unpaid principal balance, net of any deferred loan costs, and allowance for current expected credit losses (“CECL”). Unamortized premiums, discounts or deferred loans costs are deferred and amortized over the estimated life of the loan using the effective interest method and recognized in "Loan interest and other income" in the Company’s Consolidated Statement of Operations. The Company monitors the credit quality of its loans receivable on an ongoing basis and considers indicators of credit quality such as loan payment activity, the estimated fair value of the related property, the seniority of the Company’s loan in relation to other debt and the prospects of the borrower. Given the small number of loans outstanding, the Company believes the characteristics of these receivables are not sufficiently similar to allow an evaluation as a group for CECL allowance. As such, all of the Company’s loans are evaluated individually for this purpose. The Company evaluates the collectability of both principal and interest based upon an assessment of the underlying value of the investment to determine whether these receivables are impaired.
In accordance with accounting guidance, the Company is treating its preferred equity investments as loans. Despite participating in the expected residual profit, each borrower (i.e., the sponsor/owner of the multi-family property in which the Company made a preferred equity investment) has a cash equity investment substantial to the project that is not funded by the mortgage lender. As such, these arrangements are accounted for as loan receivables.
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

The Company considers key credit quality indicators in underwriting loans and estimating credit losses, including: the capitalization of borrowers and sponsors; the expertise of the sponsors in a particular real estate sector and geographic market; collateral type; geographic region; use and occupancy of the property; property market value; loan amount and lien position; industry risk rating for the same and similar loans; and prior experience with the sponsor. Such analyses are completed and reviewed by asset management personnel and evaluated by senior management on at least a quarterly basis, utilizing various data sources, including, to the extent available, (i) periodic financial data such as property occupancy, rental rates, capitalization and discount rates, (ii) site inspections, (iii) sales and financing comparables, (iv) current credit spreads for refinancing and (v)
other relevant market data. Ultimate repayment of these loan receivables is sensitive to interest rate changes, general economic conditions, liquidity, existence of an active sales market for properties, and availability of replacement financing.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (continued)
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

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (continued)
The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. As the Company operates in one reportable segment, the CODM is provided financial reports which include (i) a consolidated income statements (detailing total revenues, operating income and net income) and (ii) Funds from Operations (“FFO”) and Adjusted Funds from Operations (“AFFO”). These financial reports assist the CODM in assessing the Company’s financial performance and in allocating resources appropriately.

Other Assets
Other assets consist of real estate tax, insurance and replacement escrows (all of the foregoing classified as restricted cash within the consolidated statement of cash flows), lease intangibles, tenant receivables, prepaid expenses and other receivables.
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
Stock Based Compensation
The fair value of restricted stock grants and restricted stock units (“RSUs”), determined as of the date of grant, is amortized into general and administrative expense over the respective vesting period. The deferred compensation to be recognized as expense is net of forfeitures. The Company recognizes the effect of forfeitures when they occur and previously recognized compensation expense is reversed in the period the grant or unit is forfeited. For share-based awards with a performance or market measure, the Company recognizes compensation expense over the requisite service period and the performance assumptions are re-evaluated quarterly. The requisite service period begins on the date the Compensation Committee of the Company’s Board of Directors authorizes the award, adopts any relevant performance measures and communicates the award to the recipient.
Concentration of Credit Risk
The Company maintains cash accounts at various financial institutions. While the Company attempts to limit any financial exposure, some of its deposit balances exceed federally insured limits. The Company has not experienced any losses on such accounts.
The Company’s properties are located in 11 states. Properties in each of Tennessee, Mississippi, Alabama, Georgia and Florida, contributed more than 10% to the Company’s total revenues.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

NOTE 2—REAL ESTATE PROPERTIES
Real estate properties consist of the following (dollars in thousands):

	December 31,
	2025	2024
Land	$74,246	$74,246
Building	616,979	616,979
Building improvements	38,410	31,115
Real estate properties	729,635	722,340
Accumulated depreciation	(132,821)	(106,425)
Total real estate properties, net	$596,814	$615,915

A summary of activity in real estate properties, net, for the year ended December 31, 2025 follows (dollars in thousands):

	December 31, 2024 Balance	Improvements	Depreciation	Asset Sale	December 31, 2025 Balance
Multi-family	$614,235	$7,295	$(26,285)	$—	$595,245
Retail shopping center - Yonkers, NY/Other	1,680	—	(111)	—	1,569
Fort Washington	—	158	—	(158)	—
Total real estate properties, net	$615,915	$7,453	$(26,396)	$(158)	$596,814

The following summarizes, by state, information for the year ended December 31, 2025 regarding consolidated properties (dollars in thousands):

Location	Number of Properties	Number of Units	2025 Rental and Other Revenue	% of 2025 Rental and Other Revenue
Tennessee	2	702	$14,341	15%
Mississippi	2	776	12,956	14%
Alabama	3	740	11,404	12%
Georgia	3	688	10,298	11%
Florida	2	518	9,540	10%
Texas	3	600	9,002	9%
South Carolina	2	474	8,855	9%
Virginia	1	220	5,127	6%
North Carolina	1	264	4,286	4%
Ohio	1	264	4,010	4%
Missouri	1	174	3,746	4%
Other (a)	—	—	1,700	2%
	21	5,420	$95,265
__________________________________________
(a) Represents non-multi-family revenues.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

NOTE 2—REAL ESTATE PROPERTIES (continued)
Future minimum rent to be received pursuant to non-cancellable operating leases with terms in excess of one year, from a commercial property owned by the Company at December 31, 2025, are as follows (dollars in thousands):

Year Ending December 31,	Amount
2026	$1,319
2027	1,319
2028	887
2029	704
2030	738
Thereafter	3,394
Total	$8,361
Leases at the Company's multi-family properties are generally for a term of one year or less and are not reflected in this table.

NOTE 3—DISPOSITIONS
Property Dispositions
During the year ended December 31, 2025, the Company sold a cooperative apartment unit located in New York, NY for a sales price of $995,000 and, after closing costs, recognized a gain of $755,000 on the sale.
During the year ended December 31, 2024, the Company sold a cooperative apartment unit located in New York, NY for a sales price of $1,050,000 and, after closing costs, recognized a gain of $806,000 on the sale.

NOTE 4—RESTRICTED CASH
Restricted cash represents funds held for specific purposes and are therefore not available for general corporate purposes. The restricted cash reflected on the consolidated balance sheets represents funds that are held by the Company specifically for capital improvements at certain multi-family properties owned by unconsolidated joint ventures and at properties where we have a preferred equity investment; such funds are not generally available for general corporate purposes.

NOTE 5—LOANS
The Company made preferred equity investments in two separate joint ventures which in turn acquired multi-family properties in the locations identified below. In accordance with GAAP, these investments are treated as loans. These investments are unsecured and are subordinate, including the payment of the returns thereon, to the mortgage debt encumbering the property acquired by the applicable joint venture. Information as to these investments at December 31, 2025 is summarized below (dollars in thousands):

Location	Investment Date	Annual Return	Current Return	Hurdle Return	Invested Amount	Redemption Date	Deferred fees
Wilmington, NC	October 2024	13%	6.00%	7.00%	$7,000	November 2031	$115
Kennesaw, GA	November 2024	13%	6.50%	6.50%	11,250	June 2029	137
					$18,250		$252

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

NOTE 5—LOANS (continued)
These investments provide for (1) an Annual Return ( as set forth in the table above) to the Company, of which the Current Return (as set forth in the table above) is payable monthly to the extent of remaining cash flow, if any, pari passu or after the sponsor's receipt of its management fees and specified returns on its investment and (2) the total amount invested by the Company, including any unpaid portion of the Current Return and the Hurdle Return, to be payable to the Company, prior to any payments to the sponsor, upon the earlier to occur of certain events (e.g., sale of the property or the refinancing of the mortgage underlying the property) and the redemption date specified above. The Current Return is recorded as interest income when it is due from the sponsor and the Hurdle Return is recognized as interest income when it is probable it will received. The Company's exposure to loss is limited to its original Invested Amount (as set forth in the table above).
The following table provides the net carrying value of our loans as of December 31, 2025 and 2024 (dollars in thousands):

	December 31,
	2025	2024
Unpaid principal balance	$18,250	$18,250
less: allowance for credit loss	(275)	(270)
less: deferred loan fees	(252)	(313)
Net carrying value	$17,723	$17,667
The Company recorded $1,218,000 and $206,000 of interest income (including loan fee amortization of $61,000 and $9,000) related to these loans during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, these loans were current in their payment of the Current Return.

NOTE 6—ALLOWANCE FOR CREDIT LOSS

Changes in the Company's allowance for credit loss were as follows (in thousands):

	December 31,
	2025	2024
CECL allowance at beginning of year	$270	$—
Provision for credit loss	5	270
Write offs	—	—
Balance at end of year	$275	$270

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

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

NOTE 7—LEASES (continued)

Lessee Accounting

The Company is a lessee under a ground lease in Yonkers, NY which is classified as an operating lease. The ground lease is scheduled to expire on June 30, 2045. There are no renewal options. As of December 31, 2025, the remaining lease term is 19.5 years.

The Company is a lessee under a corporate office lease in Great Neck, NY, which is classified as an operating lease. The lease expires on December 31, 2031 and provides a five-year renewal option. As of December 31, 2025, the remaining lease term, including renewal options deemed exercised, is 11.0 years.

As of December 31, 2025, the Company's right-of-use ("ROU") assets and lease liabilities were $1,832,000 and $2,015,000, respectively and as of December 31, 2024, the Company's ROU assets and lease liabilities were $2,003,000 and
$2,167,000, respectively. The ROU assets and lease liabilities are reported on the consolidated balance sheets in Other assets and Accounts payable and accrued liabilities, respectively.

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

As of December 31, 2025, the minimum future lease payments related to the operating ground and office leases are as follows (dollars in thousands):

Year Ending December 31,	Amount
2026	$256
2027	261
2028	267
2029	273
2030	279
Thereafter	2,424
Total undiscounted cash flows	$3,760
Present value discount	(1,745)
Lease liability	$2,015

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

NOTE 8—INVESTMENT IN UNCONSOLIDATED VENTURES
At December 31, 2025 and 2024, the Company owned interests in unconsolidated joint ventures (the "Unconsolidated Properties") that owns 10 and 8 multi-family properties (including Stono Oaks that was in lease-up at December 31, 2024), respectively. The condensed balance sheets below presents information regarding such investments (other than the preferred equity investments) (dollars in thousands):

	December 31,
	2025	2024
ASSETS
Real estate properties, net of accumulated depreciation of $95,747 and $81,843	$363,451	$318,594
Cash and cash equivalents	7,506	5,549
Other Assets	11,756	5,567
Total Assets	$382,713	$329,710

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $1,106 and $837	$285,379	$251,112
Accounts payable and accrued liabilities	9,435	5,148
Total Liabilities	294,814	256,260
Commitments and contingencies
Equity:
Total unconsolidated joint venture equity	87,899	73,450
Total Liabilities and Equity	$382,713	$329,710

Company equity interest in all joint venture equity	$46,121	$31,344

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

NOTE 8—INVESTMENT IN UNCONSOLIDATED VENTURES (continued)
At the indicated dates, real estate properties of the unconsolidated joint ventures consist of the following (dollars in thousands):

	December 31,
	2025	2024
Land	$54,272	$46,331
Building	387,364	344,546
Building improvements	17,562	9,560
Real estate properties	$459,198	$400,437
Accumulated depreciation	(95,747)	(81,843)
Total real estate properties, net	$363,451	$318,594

At December 31, 2025 and December 31, 2024, the weighted average interest rate on the mortgages payable is 4.21% and 4.30%, respectively, and the weighted average remaining term to maturity is 3.3 years and 3.9 years, respectively.
The condensed income statements below presents information regarding the Unconsolidated Properties (dollars in thousands):

	Year Ended December 31,
	2025	2024
Revenues:
Rental and other revenue	$49,891	$45,182
Total revenues	49,891	45,182

Expenses:
Real estate operating expenses	24,201	21,840
Interest expense	12,008	11,357
Depreciation	15,496	11,873
Total expenses	51,705	45,070
Total revenues less total expenses	(1,814)	112
Other equity earnings	194	235
Net (loss) income from joint ventures	$(1,620)	$347

BRT equity in (loss) earnings from unconsolidated joint venture properties	$(174)	$1,644

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

NOTE 8—INVESTMENT IN UNCONSOLIDATED VENTURES (continued)
On July 15, 2025, an unconsolidated joint venture in which the Company has an 80% interest, acquired 1322 North, a 214 unit multi-family property located in Auburn, AL (the "Auburn Acquisition"). The venture acquired the property for $36,500,000 (including a $24,419,000 mortgage). The mortgage matures in 2032, bears a 5.38% fixed interest rate, and is interest only through maturity. The Company contributed $10,750,000 to the joint venture for its equity interest and working capital purposes. In connection with this transaction, the Company borrowed $7,000,000 from its credit facility. See Note 9 - Debt Obligations.
On September 19, 2025, an unconsolidated joint venture in which the Company has an 80% interest, acquired Oaks at Victory, a 150 unit multi-family property located in Savannah, GA (the "Savannah Acquisition"). The venture acquired the property for $23,000,000 (including a $15,680,000 mortgage assumed as part of the transaction). The mortgage matures in 2031, bears a 2.71% fixed interest rate, and is interest only through September 30, 2027. The Company contributed $8,380,000 to the joint venture for its equity interest and working capital. In connection with this transaction, the Company borrowed $8,000,000 from its credit facility. See Note 9 - Debt Obligations.

NOTE 9—DEBT OBLIGATIONS
Debt obligations consist of the following (dollars in thousands):

	December 31,
	2025	2024
Mortgages payable	$475,697	$450,481
Junior subordinated notes	37,400	37,400
Credit facility (1)	—	—
Deferred loan costs (2)	(4,831)	(4,247)
Total debt obligations	$508,266	$483,634
________________________
(1) Draws associated with the acquisition of investments in unconsolidated ventures outlined in note 8 were repaid in full during 2025.
(2) Excludes $236 and $374 at December 31, 2025 and 2024, respectively, of deferred fees related to our credit facility which are reflected in Other Assets.

Mortgage Debt
A summary of activity in mortgage debt, net of deferred loan fees, for the year ended December 31, 2025 is as follows (dollars in thousands):

Balance at December 31, 2024	$446,471
New mortgage	87,717
Amortization of fair value adjustment	525
Debt payoff	(58,040)
Principal amortization	(4,986)
Changes in deferred fees	(604)
Balance at December 31, 2025	$471,083

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

NOTE 9—DEBT OBLIGATIONS (continued)
At December 31, 2025, $475,697,000 of mortgage debt, all of which is fixed rate, with a weighted average interest rate of 4.22% and a weighted average remaining term to maturity of 6.4 years, is outstanding on 19 of the Company's multi-family properties. Scheduled principal repayments for the periods indicated are as follows (dollars in thousands):

Year Ending December 31,	Scheduled Principal Payments
2026	$31,981
2027	46,190
2028	40,696
2029	56,272
2030	22,432
Thereafter	278,126
$475,697

The unamortized balance of acquisition related mortgage intangibles, which is included in mortgages payable in the consolidated balance sheet, was $304 at December 31, 2025 and will be amortized as follows (dollars in thousands):

Year Ending December 31,	Amount
2026	$189
2027	(28)
2028	1
2029	127
2030	15
Thereafter	—
Total	$304

The following table summarizes mortgage debt obtained in the years ended December 31, 2025 and December 31, 2024 (dollars in thousands):

Property Name	Location	Date	Mortgage (1)	Interest Rate	Maturity Date
2025
Parkway Grande	LaGrange, GA	09/26/2025	$15,776	5.09%	Oct 2032
Woodland Apartments	Boerne, TX	12/16/2025	11,505	5.04%	Jan 2036
Grove at River Place	Macon, GA	12/16/2025	15,651	4.62%	Jan 2031
Civic Center I	Southaven, MS	12/16/2025	44,785	5.04%	Jan 2036

2024
Woodland Trails	San Marcos, TX	08/22/2024	$27,375	5.22%	Oct 2032

(1) All mortgages are interest only for the full term with the exception of Woodland Trails which is interest only for five years.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

NOTE 9—DEBT OBLIGATIONS (continued)
Interest expense relating to mortgages for the years ended December 31, 2025 and 2024, which includes amortization of deferred loans fees and fair value adjustments, was $20,426,000 and $19,372,000 respectively.
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
The interest rate on the credit facility, which adjusts monthly and is subject to a floor of 6.00%, equals one-month term SOFR plus 250 basis points. The interest rate in effect as of December 31, 2025 and February 27, 2026 was 6.37% and 6.18%, respectively. There is an unused facility fee of 0.25% per annum on the total amount committed by VNB and unused by the Company.
On July 9, 2025, in connection with the acquisition of 1322 North, the Company borrowed $7,000,000 from its credit facility. On September 19, 2025, in connection with the acquisition of Oaks at Victory, the Company borrowed $8,000,000. On September 30, 2025, in connection with supplementing working capital reserves, the Company borrowed $2,500,000. On December 17, 2025, the outstanding balance of $17,500,000 was repaid in full.
At December 31, 2025, and February 27, 2026, there was no outstanding balance on the facility and $40,000,000 was available to be borrowed. At December 31, 2024, there was no outstanding balance of on the facility. The average balance outstanding on the facility for 2025 and 2024 was $5,595,000 and $2,811,000, respectively. Interest expense for the years ended December 31, 2025 and 2024, which includes amortization of deferred financing costs and unused fees, was $601,000 and $365,000, respectively. Deferred costs of $236,000 and $374,000 are recorded in Other Assets on the consolidated balance sheets at December 31, 2025 and 2024, respectively.
Junior Subordinated Notes
At December 31, 2025 and 2024, the outstanding principal balance of the Company's junior subordinated notes was $37,400,000, before deferred financing costs of $217,000 and $237,000, respectively. The interest rate on the outstanding balance resets quarterly and is based on three month term SOFR + 2.26%. The rate in effect at December 31, 2025 and 2024 was 6.10% and 6.85%, respectively. The notes mature April 30, 2036.
The notes require interest only payments through the maturity date, at which time repayment of all outstanding principal and unpaid interest is due. Interest expense for the years ended December 31, 2025 and 2024, which includes amortization of deferred costs, was $2,484,000 and $2,859,000, respectively.

NOTE 10—INCOME TAXES
The Company elected to be taxed as a REIT pursuant to the Code. As a REIT, the Company is generally not subject to Federal income taxes at the corporate level if it distributes 100% of its REIT taxable income, as defined, to its stockholders. To maintain its REIT status, the Company must distribute at least 90% of its ordinary taxable income; however, if it does not distribute 100% of its taxable income, it will be taxed on undistributed income. There are a number of organizational and operational requirements the Company must meet to remain a REIT. If the Company fails to qualify as a REIT in any taxable year, its taxable income will be subject to Federal income tax at regular corporate tax rates and it may not be able to qualify as a REIT for four subsequent tax years. Even if it is qualified as a REIT, the Company is subject to certain state and local income taxes and to Federal income and excise taxes on undistributed taxable income. For income tax purposes, the Company reports on a calendar year basis. As of December 31, 2025, tax returns for the calendar years 2022 through 2024 remain subject to examination by the Internal Revenue Service and various state and local tax jurisdictions.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

NOTE 10—INCOME TAXES (continued)
During the years ended December 31, 2025 and 2024, the Company recorded $174,000 and $(226,000), respectively, of state franchise tax (benefit) expense, net of refunds, relating to the 2025 and 2024 calendar years.
Earnings and profits, which determine the taxability of dividends to stockholders, differs from net income reported for financial statement purposes due to various items, including timing differences related to impairment charges, depreciation methods and carrying values.

NOTE 11—STOCKHOLDERS' EQUITY
Common Stock Dividend Distribution
During each of the years ended December 31, 2025 and 2024, the Company declared an aggregate of $1.00 per share in cash dividends.
Stock Based Compensation
In 2024, the Company's stockholders approved the 2024 Incentive Plan (the "2024 Plan"). This plan permits the Company to grant: (i) stock options, restricted stock, restricted stock units, performance shares awards and any one or more of the foregoing, for up to a maximum of 1,000,000 shares; and (ii) cash settled dividend equivalent rights in tandem with the grant of restricted stock units and certain performance based awards. As of December 31, 2025, (i) 449,346 shares are available for issuance pursuant to awards under the 2024 Plan and (ii) awards with respect to 922,428 shares of common stock are outstanding under the 2024 Plan, the 2022 Incentive Plan (the "2022 Plan"), the 2020 Amended and Restated Incentive Plan (the "2020 Plan"), and the 2018 Amended and Restated Incentive Plan (the "2018 Plan; and together with the 2020 Plan and the 2022 Plan, the "Prior Plans"). No further awards may be granted pursuant to the Prior Plans.

The table below reflects activity under the 2024 Plan and the Prior Plans:

Incentive Plan	2024 Plan		2022 Plan	2020 Plan	2018 Plan
Maximum shares	1,000,000		1,000,000	1,000,000	600,000
Restricted shares issued	(165,408)		(330,353)	(475,747)	(459,495)
RSUs issued	(410,738)		(427,459)	(210,375)	—
Restricted shares and RSUs forfeited	25,492		51,275	4,963	1,000
Expired shares	—		(293,463)	(318,841)	(141,505)
Remaining shares available to be issued	449,346	(1)	—	—	—
(1) Excludes 148,673 restricted shares issued in January 2026.

Restricted Stock
In January 2025 and January 2024, the Company granted shares of restricted stock pursuant to the 2024 Plan and 2022 Plan, respectively. The shares of restricted stock generally vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For financial statement purposes, the restricted stock is not included in the outstanding shares shown on the consolidated balance sheets until they vest, but are included in the basic and diluted earnings per share computation. The weighted average remaining vesting period of the outstanding restricted stock granted pursuant to the 2024 Plan and the Prior Plans is 1.81 years. Subsequent to December 31, 2025, the Company granted 148,673 shares of restricted stock pursuant to the 2024 Plan.
The tables below presents information regarding the changes in the number of shares of restricted stock outstanding under the Company's equity incentive plans, compensation expense and unearned compensation for the periods indicated (dollars in thousands):

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

NOTE 11—STOCKHOLDERS' EQUITY (continued)

	Year Ended December 31,
Restricted Stock Grants:	2025	2024
Unvested at beginning of the year	910,929	951,839
Grants	165,408	166,439
Forfeitures	(460)	(12,825)
Vested during the year	(153,449)	(194,524)
Unvested at the end of the year	922,428	910,929

Amounts charged to compensation expense	$3,701	$3,674
Unearned compensation at period end	$5,480	$6,660

Restricted Stock Units
In July 2025 and June 2024, the Company, pursuant to the 2024 Plan, issued restricted stock units (the "RSUs") to acquire shares of common stock. The RSUs granted entitle the recipients, subject to continued service during the applicable performance period, to (i) shares of common stock, (the "TSR Award"), based on achieving, during the three-year performance period (the "Measurement Period"), specified levels in compounded annual growth rate ("CAGR") in total stockholder return (“TSR”), and (ii) shares of common stock based on achieving, during the Measurement Period, specified levels in CAGR in adjusted funds from operations (the "AFFO Award"), in each case as determined pursuant to the award agreement. In addition, with respect to each of the TSR Awards granted in 2025 and 2024, additional shares (the "Peer Group Adjustment") may be added to or subtracted from such award based on attaining or failing to attain, as the case may be, during the Measurement Period, of specified levels of CAGR in TSR in comparison to the REITs that comprise, with specified exceptions, the FTSE NAREIT Equity Apartment  Index.
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
December 31, 2025

NOTE 11—STOCKHOLDERS' EQUITY (continued)
The tables below presents activity and changes in the number of RSUs under the Company's equity incentive plans, compensation expense and unearned compensation for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2025	2024
RSUs:
Unvested units at beginning of year	600,837	634,490

Grants - TSR Awards	86,850	95,700
Grants - TSR Peer group adjustment	21,713	23,925
Grants - AFFO Awards	86,850	95,700
Total RSUs granted in applicable year	195,413	215,325

Vested	—	(123,384)
Forfeitures	(23,625)	(39,656)
Expired	(198,761)	(85,938)
Total unvested RSUs at end of year	573,864	600,837

Amounts charged to compensation expense	$991	$1,203
Unearned compensation at period end	$1,321	$1,692

For the TSR Awards, a third party appraiser prepared a Monte Carlo simulation pricing model to assist management in determining fair value. The Monte Carlo valuation consisted of computing the grant date fair value of the awards using the Company's simulated stock price. For these TSR awards, the per unit of share fair value was estimated using the following assumptions:

Award Year	Expected Life ( yrs)	Dividend Rate	Risk-Free Interest Rate			Expected Price Volatility
2025	3	6.39%	4.01%	to	4.25%	27.13%	to	29.06%
2024	3	5.38%	4.26%	to	5.17%	29.84%	to	31.70%

For the AFFO Awards granted, fair value is based on the market value on the date of grant. Expense is not recognized on RSUs which the Company does not expect to vest because the performance conditions are not expected to be satisfied. Performance assumptions are re-evaluated quarterly. The total amount recorded at the grant date as deferred compensation with respect to the AFFO Awards granted in 2025 and 2024 was $749,000 and $1,132,000 respectively.
The following table reflects the compensation expense recorded for all equity incentive plans (dollars in thousands):

	Year Ended December 31,
	2025	2024
Restricted stock	$3,701	$3,674
RSUs	991	1,203
Total compensation	$4,692	$4,877

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

NOTE 11—STOCKHOLDERS' EQUITY (continued)
Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands):

	Year Ended December 31,
	2025	2024
Numerator for basic and diluted earnings per share:
Net loss	(11,776)	(9,636)
Deduct (earnings) attributable to non-controlling interests	(170)	(155)
Deduct loss allocated to unvested restricted stock	589	493
Net loss available for common stockholders: basic and diluted	$(11,357)	$(9,298)

Denominator for basic and diluted earnings per share:
Weighted average number of common shares outstanding	18,008,970	17,752,226
Effect of dilutive securities:
RSUs	—	—
Denominator for diluted earnings per share:
Weighted average number of shares	18,008,970	17,752,226

Loss per common share, basic and diluted	$(0.63)	$(0.52)

Equity Distribution Agreements
The Company has equity distribution agreements with three sales agents to sell up to $40,000,000 of shares of its common stock from time-to-time in an at-the-market offering. During the years ended December 31, 2025 and 2024, the Company did not sell any shares. At December 31, 2025, the Company is authorized to sell an aggregate of $40,000,000 of shares pursuant to these agreements.
Share Repurchase
Pursuant to the Company’s repurchase program(s), as amended from time to time, the Company is authorized to repurchase shares of its common stock through open-market transactions, privately negotiated transactions, or otherwise.
During the year ended December 31, 2025, the Company purchased 321,060 shares of common stock for total consideration of approximately $4,987,000, net of commissions of $19,000. During the year ended December 31, 2024, the Company repurchased 193,529 shares of common stock for total consideration of approximately $3,495,000, net of commissions of $12,000.
Subsequent to December 31, 2025, the Company repurchased 75,155 shares of common stock at an average price per share of $14.82 for an aggregate cost of $1,114,000. At February 27, 2026, the Company is authorized to repurchase up to $5,037,000 of shares of common stock through December 31, 2028. On March 11, 2026, the Board of Directors authorized the increase of up to $10,000,000 of shares that may be repurchased pursuant to the repurchase plan and extended such plan through December 31, 2028.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

NOTE 11—STOCKHOLDERS' EQUITY (continued)
Dividend Reinvestment Plan
The Dividend Reinvestment Plan (the “DRP”), which was reauthorized in 2024, among other things, provides stockholders with the opportunity to reinvest all or a portion of their cash dividends paid on the Company’s common stock in additional shares of its common stock, at a discount, determined in the Company’s sole discretion, of up to 5% from the market price for the common stock (as such price is calculated pursuant to the DRP). The discount from the market price as of December 31, 2025 and 2024 was 3%. In the year ended December 31, 2025 and 2024, the Company issued 214,224 and 211,135 shares in lieu of cash dividends of $3,428,000 and $3,626,000, respectively.

NOTE 12—RELATED PARTY TRANSACTIONS
The Company has retained certain of its part-time executive officers and Fredric H. Gould, a director, to provide, among other things, the following services: participating in the Company's multi-family property analysis and approval process (which includes service on an investment committee), providing investment advice, and long-term planning and consulting with executives and employees with respect to other business matters, as required. The aggregate fees paid in 2025 and 2024 for these services were $1,699,000 and $1,618,000, respectively.
Management of certain properties owned by the Company and certain joint venture properties is provided by Majestic Property Management LLC ("Majestic Property"), a company which is indirectly owned by, among others, Jeffrey A. Gould, a director and Chief Executive Officer and President of the Company, and Matthew J. Gould, a director and Senior Vice President of the Company. Certain of the Company's officers and directors are also officers and directors of Majestic Property. Majestic Property provides real property management, real estate brokerage and construction supervision services for these (and other) properties. For the years ended December 31, 2025 and 2024, fees for these services were $36,000 and $37,000, respectively.
Pursuant to a shared services agreement between the Company and several affiliated entities, including Gould Investors L.P. ("Gould Investors"), the owner and operator of a diversified portfolio of real estate and other assets, and One Liberty Properties, Inc., a NYSE listed equity REIT ("One Liberty"), the (i) services of the part time personnel that perform certain executive, administrative, legal, accounting and clerical functions and (ii) certain facilities and other resources, are provided to the Company. The allocation of expenses for the facilities, personnel and other resources shared by, among others, the Company and Gould Investors, is computed in accordance with such agreement and is included in general and administrative expense on the Consolidated Statements of Operations. During the years ended December 31, 2025 and 2024, allocated general and administrative expenses reimbursed by the Company to Gould Investors pursuant to the shared services agreement aggregated $750,000 and $698,000, respectively. As of December 31, 2025 and 2024, $202,000 and $130,000, respectively, remains unpaid and is included in accounts payable and accrued liabilities on the consolidated balance sheets. At December 31, 2025, Gould Investors owned approximately 21.6% of BRT’s outstanding common stock. Certain of the Company's officers and directors are also officers and directors of One Liberty and Georgetown Partners, LLC, the managing general partner of Gould Investors.
The Company obtains certain insurance in conjunction with Gould Investors and reimburses Gould Investors for the Company's share of the insurance cost. Insurance reimbursements to Gould Investors for the years ended December 31, 2025 and 2024 were $30,000 and $28,000, respectively.

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
December 31, 2025

NOTE 13—FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)
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
Loan Receivables: At December 31, 2025, the estimated fair value of the Company's loan receivables is greater than their carrying value by approximately $193,000, based on market interest rates ranging from 5.87% to 6.06%. At December 31, 2024, the estimated fair value of the Company's loan receivables, equaled their carrying value due to their recent origination. The Company values its loan receivables using a discounted cash flow analysis of the expected cash flow of each instrument. Market interest rates were determined using current financing transaction information provided by third party institutions.
Junior subordinated notes:  At December 31, 2025, and 2024, the estimated fair value of the Company's junior subordinated notes is less than their carrying value by approximately $3,897,000 and $3,578,000, respectively, based on market interest rates of 7.60% and 7.94%, respectively.
Mortgages payable:  At December 31, 2025, the estimated fair value of the Company's mortgages payable is less than their carrying value by approximately $21,107,000, assuming market interest rates between 4.79% and 5.44%. At December 31, 2024, the estimated fair value was less than the carrying value by $39,277,000, assuming market interest rates between 5.38% and 6.61%. Market interest rates were determined using current financing transaction information provided by third party institutions.
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
At December 31, 2025 and 2024, the Company had no financial assets or liabilities measured at fair value.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

NOTE 14—COMMITMENT AND CONTINGENCIES
From time to time, the Company and/or its subsidiaries are parties to legal proceedings that arise in the ordinary course of business, and in particular, personal injury claims involving the operations of the Company's properties. Although management believes that the primary and umbrella insurance coverage maintained with respect to such properties is sufficient to cover claims for compensatory damages, many of these personal injury claims also assert claims for exemplary (i.e. punitive) damages. Generally, insurance does not cover claims for punitive or exemplary damages.
The Company maintains a non-contributory defined contribution pension plan covering eligible employees and officers. Contributions by the Company are made through a money purchase plan and the amounts of such contributions are based upon a percent of qualified employees' total salary as defined therein. Pension expense approximated $464,000 and $515,000 during the years ended December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, $35,000 and $120,000, respectively, remains unpaid and is included in accounts payable and accrued liabilities on the consolidated balance sheets.
At December 31, 2025, the Company is the carve-out guarantor with respect to mortgage debt in principal amount of $468,079,042 at 19 multi-family properties.

NOTE 15—NEW ACCOUNTING PRONOUNCEMENT
In November 2024, the FASB issued ASU No. 2024–03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220–40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of income statement expenses into specified categories within the footnotes to the financial statements. ASU No. 2024–03 is applicable for fiscal years beginning after December 15, 2026. The Company is in the process of evaluating the new guidance to determine the extent to which it will impact the Company’s consolidated financial statements.

NOTE 16—SUBSEQUENT EVENTS
Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of December 31, 2025 that warrant additional disclosure have been included in the notes to the consolidated financial statements.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2025
(Dollars in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount At Which Carried at December 31, 2025						Depreciation Life
Description	Encumbrances	Land	Buildings and Improvements	Land	Improvements	Land	Buildings and Improvements	Total (a)	Accumulated Depreciation	Date of Construction	Date Acquired
Commercial
Yonkers, NY.	$—	—	$4,033	—	$287	—	$4,320	$4,320	$2,751	(b)	Aug-2000	39 years
Multi-Family Residential
North Charleston, SC	21,173	2,435	18,970	—	2,210	2,435	21,180	23,615	9,844	2010	Oct-2012	30 years
Decatur, GA	—	1,698	8,676	—	3,431	1,698	12,107	13,805	5,688	1954	Nov-2012	30 years
Columbus, OH	7,922	1,372	12,678	—	1081	1,372	13,759	15,131	5,949	1999	Nov-2013	30 years
Pensacola, FL	—	2,758	25,192	—	2,756	2,758	27,948	30,706	10,638	2008	Dec-2014	30 years
San Marcos, TX	15,776	2,303	17,309	—	1054	2,303	18,363	20,666	4,719	2014	Oct-2019	30 years
LaGrange, GA	27,375	832	21,969	—	1304	832	23,273	24,105	8,362	2009	Nov-2015	30 years
Fredericksburg, VA	24,012	7,540	32,316	—	3,398	7,540	35,714	43,254	10,169	2005	Jul-2018	30 years
Nashville, TN	52,000	6,172	77,532	—	1,841	6,172	79,373	85,545	13,448	2017	Sept -2021	30 years
Greenville, SC	25,583	4,033	34,064	—	1,527	4,033	35,591	39,624	5,878	1998	Oct-2021	30 years
Nashville, TN	37,680	9,679	29,114	—	3,860	9,679	32,974	42,653	5,279	1985	Dec-2021	30 years
San Antonio, TX	26,425	3,336	33,437	—	851	3,336	34,288	37,624	5,360	2018	March-2022	30 years
Creve Coeur, MO	29,511	5,466	30,796	—	572	5,466	31,368	36,834	4,646	2019	April-2022	30 years
Tallahassee, FL	20,318	3,398	27,167	—	1,336	3,398	28,503	31,901	4,194	1997	May-2022	30 years
Huntsville, AL	18,952	1,959	20,079	—	1,889	1,959	21,968	23,927	3,164	1992	May-2022	30 years
Boerne, TX	11,505	1,289	12,984	—	566	1,289	13,550	14,839	1,873	2008	May-2022	30 years
Macon, GA	15,651	2,866	16,423	—	327	2,866	16,750	19,616	2,306	1989	June-2022	30 years
Southaven, MS	44,785	3,646	45,535	—	2,415	3,646	47,950	51,596	6,861	2003	July-2022	30 years
Southaven, MS	28,087	3,847	46,433	—	2,476	3,847	48,909	52,756	7,073	2006	July-2022	30 years
Wilmington, NC	23,021	3,468	37,311	—	1,929	3,468	39,240	42,708	5,618	2003	July-2022	30 years
Trussville, AL	31,989	4,095	42,943	—	1,397	4,095	44,340	48,435	5,806	2007	July-2022	30 years
Madison, AL	14,236	2,054	22,018	—	1,903	2,054	23,921	25,975	3,195	1992	Aug-2022	30 years
Total	$476,001	$74,246	$616,979	$—	$38,410	$74,246	$655,389	$729,635	$132,821

Index
BRT REALTY TRUST AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2025
(Dollars in thousands)

Notes to the schedule:

(a)	Total real estate properties	$729,635
	Less: Accumulated depreciation	(132,821)
	Net real estate properties	$596,814
(b)	Information not readily obtainable.

A reconciliation of real estate properties is as follows:

	2025	2024
Balance at beginning of year	$615,915	$635,836
Additions:
Acquisitions	—	—
Capital improvements	7,453	6,152
Capitalized development expenses and carrying costs	—	—
	7,453	6,152
Deductions:
Sales	158	147
Depreciation	26,396	25,926
	26,554	26,073
Balance at end of year	$596,814	$615,915

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2025
(Dollars in thousands)

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Value of Mortgages	Principal Amount of Loans subject to delinquent principal or interest
Multi-Family, Wilmington, NC	6.0%	November 2031	Current Return monthly; principal at maturity	$30,191	$7,000	$6,775	$—
Multi-Family, Kennesaw, GA	6.5%	June 2029	Current Return monthly; principal at maturity	21,123	11,250	10,948	—
Total					$18,250	$17,723	$—
See notes 1, 5 and 6 to the consolidated financial statements.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2025

Notes to the schedule:
(a)     The following summary reconciles mortgage loans at their carrying values:

	2025	2024
Balance at beginning of year	$17,667	$—
New loan receivables	—	18,250
Deferred loan fee income amortization	61	9
	17,728	18,259
Deductions:
Deferred fees	—	322
Provision for credit loss	5	270
	5	592
Balance at end of year	$17,723	$17,667