Form 10-Q
period 2026-03-31
BRT Apartments Corp.
filed 2026-05-07
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

18,822,320 shares of Common Stock,
par value $0.01 per share, outstanding on April 30, 2026

BRT APARTMENTS CORP. AND SUBSIDIARIES

Explanatory Note

Unless otherwise indicated or the context otherwise requires:

•all references “us”, “we”, “BRT” or the “Company” refer to BRT Apartments Corp. and its consolidated and unconsolidated subsidiaries;
•"acquisitions" include investments in unconsolidated joint ventures;
•the term "promote" refers to our joint venture partner's share of the income and/or cash flow from a multifamily property greater than that implied by their percentage of equity interest in such project;
•we refer to certain entities as “affiliated entities”, because such entities share with us certain executive personnel and ownership. Our “affiliated entities” include Gould Investors L.P. (“Gould Investors”), a master limited partnership involved primarily in the ownership and operation of a diversified portfolio of real estate and other assets; Georgetown Partners LLC (“Georgetown”), which is the managing general partner of Gould Investors and which is controlled by Jeffrey A. Gould, our President, Chief Executive Officer and a director, and Matthew J. Gould, our Senior Vice President and a director; One Liberty Properties, Inc. (“OLP”), a NYSE listed industrial focused REIT; and Majestic Property Management LLC. (“Majestic Property”), a property management company which compensates certain of our executive officers, and which is indirectly owned by, among others, Messrs. J. Gould and M. Gould. The use of the term "affiliated entities" or similar terms does not constitute an acknowledgement that such person(s) or entities are affiliates (as such term is used in the Securities Act (as defined below) or Exchange Act (as defined below) of ours or one another;
•"same store properties" refer to properties that we owned and operated for the entirety of periods being compared, except for properties that are in lease-up. We move properties previously excluded from our same store portfolio (because they were in lease up) into the same store designation once they have stabilized (as described below) and such status has been reflected fully in all applicable periods of comparison. Newly constructed, lease-up, development and redevelopment properties are deemed stabilized upon the earlier to occur of the first full calendar quarter beginning (a) 12 months after the property is fully completed and put in service and (b) attainment of at least 90% physical occupancy. All of the properties in our multifamily portfolio are "same store properties", except for the following properties which are owned by unconsolidated joint ventures: Stono Oaks, 1322 North and Oaks at Victory;
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

Item 1. Financial Statements

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	March 31, 2026	December 31, 2025
	(unaudited)	(audited)
ASSETS
Real estate properties, net of accumulated depreciation and amortization of $139,504 and $132,821	$591,488	$596,814
Investments in unconsolidated joint ventures	44,765	46,121
Loan receivables, net of deferred fees of $237 and $252 and allowance for credit loss of $275 and $275	17,738	17,723
Cash and cash equivalents	26,897	25,138
Restricted cash	2,098	2,521
Other assets	15,423	21,496
Total Assets	$698,409	$709,813
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $4,374 and $4,614	$470,200	$471,083
Junior subordinated notes, net of deferred costs of $212 and $217	37,188	37,183
Credit facility	—	—
Accounts payable and accrued liabilities	21,864	24,347
Total Liabilities	529,252	532,613

Commitments and contingencies
Equity:
BRT Apartments Corp. stockholders' equity:
Preferred shares $0.01 par value 2,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized; 18,003 and 17,919 shares outstanding	180	180
Additional paid-in capital	274,794	275,408
Accumulated deficit	(105,755)	(98,346)
Total BRT Apartments Corp. stockholders’ equity	169,219	177,242
Non-controlling interests	(62)	(42)
Total Equity	169,157	177,200
Total Liabilities and Equity	$698,409	$709,813

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except shares and per share data)

	Three Months Ended March 31,
	2026	2025
Revenues:
Rental and other revenue from real estate properties	$24,170	$23,619
Loan interest and other income	435	487
Total revenues	24,605	24,106
Expenses:
Real estate operating expenses - including $8 and $9 to related parties	10,489	10,550
Interest expense	5,960	5,676
General and administrative - including $253 and $178 to related parties	3,867	4,070
Depreciation and amortization	6,683	6,541
Total expenses	26,999	26,837
Total revenues less total expenses	(2,394)	(2,731)
Equity in (loss) earnings of unconsolidated joint ventures	(308)	413
Insurance recovery of casualty loss	136	68
Loss from continuing operations	(2,566)	(2,250)
Income tax provision	76	58
Loss from continuing operations, net of taxes	(2,642)	(2,308)
Net income attributable to non-controlling interest	(40)	(44)
Net loss attributable to common stockholders	$(2,682)	$(2,352)

Weighted average number of shares of common stock outstanding:
Basic and diluted	18,063,713	17,987,092

Net loss per share amounts attributable to common stockholders:
Basic and diluted	$(0.14)	$(0.12)

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Shares of Common Stock	Additional Paid-In Capital	(Accumulated Deficit)	Non- Controlling Interest	Total
Balances, December 31, 2025	$180	$275,408	$(98,346)	$(42)	$177,200
Distributions - common stock - $0.25 per share	—	—	(4,727)	—	(4,727)
Restricted stock and restricted stock units vesting	2	(2)	—	—	—
Compensation expense - restricted stock and restricted stock units	—	922	—	—	922
Distributions to non-controlling interests	—	—	—	(60)	(60)
Shares issued through DRIP	—	976	—	—	976
Shares repurchased	(2)	(2,510)	—	—	(2,512)
Net (loss) income	—	—	(2,682)	40	(2,642)
Balances, March 31, 2026	$180	$274,794	$(105,755)	$(62)	$169,157

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

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(2,642)	$(2,308)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,683	6,541
Amortization of deferred financing costs	279	283
Amortization of debt fair value adjustment	72	129
Amortization of deferred loan fee income	(15)	(16)
Amortization of restricted stock and restricted stock units	922	1,142
Equity in loss (earnings) of unconsolidated joint ventures	308	(413)
Increases and decreases from changes in other assets and liabilities:
Increase in other assets	(1,038)	(2,808)
Decrease in accounts payable and accrued liabilities	(2,483)	(2,304)
Net cash provided by operating activities	2,086	246

Cash flows from investing activities:
Improvements to real estate properties	(1,357)	(2,145)
Distributions from unconsolidated joint ventures	1,048	923
Net cash used in investing activities	(309)	(1,222)

Cash flows from financing activities:
Mortgage principal payments	(1,195)	(1,133)
Dividends paid	(984)	(4,698)
Distributions to non-controlling interests	(60)	(53)
Proceeds from issuance of DRIP shares	976	808
Repurchase of shares of common stock	(2,512)	(1,382)
Net cash used in financing activities	(3,775)	(6,458)

Net decrease in cash, cash equivalents, restricted cash and escrows:	$(1,998)	$(7,434)
Cash, cash equivalents, restricted cash and escrows at beginning of period	35,620	40,579
Cash, cash equivalents, restricted cash and escrows at end of period	$33,622	$33,145

Supplemental disclosure of cash flow information:
Cash paid during the period for interest expense	$5,389	$5,301
Cash paid for income taxes and excise taxes	$18	$43

Supplemental disclosure of non-cash financing activity:
Distributions to common stockholders	$3,743	$—

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.
	March 31,
	2026	2025
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$26,897	$24,366
Restricted cash	2,098	3,012
Escrows (Other assets)	4,627	5,767
Total cash, cash equivalents, restricted cash and escrows shown in consolidated statement of cash flows	$33,622	$33,145

BRT APARTMENTS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026

Note 1 – Organization and Background

BRT Apartments Corp. (the "Company" or "BRT"), a Maryland corporation, owns and operates multifamily properties. These multifamily properties may be wholly owned by us or by unconsolidated joint ventures in which the Company contributed a portion of the equity.
At March 31, 2026, the Company: (i) wholly-owns 21 multifamily properties located in 11 states with an aggregate of 5,420 units and a carrying value of $589,947,000; (ii) has ownership interests, through unconsolidated entities, in ten multifamily properties located in four states with an aggregate of 2,891 units and the carrying value of its net equity investment is $44,765,000; (iii) has investments in joint ventures that own two multifamily properties which investments are treated for financial statement purposes as loans (the "Preferred Equity Investments") with a carrying value of $17,738,000; and (iv) owns other assets, through consolidated and unconsolidated subsidiaries, with a carrying value of $1,541,000. The 31 multifamily properties are located in 11 states; most of these properties are located in the Southeast United States and Texas.

The Company conducts its operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

Note 2 – Basis of Preparation

The accompanying interim unaudited consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for such interim periods. The results of operations for the three months ended March 31, 2026 and 2025, are not necessarily indicative of the results for the full year. The consolidated audited balance sheet as of December 31, 2025, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States ("GAAP"). Accordingly, these unaudited statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025 (the "Annual Report") filed with the Securities and Exchange Commission ("SEC").
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

Note 3 – Equity
Equity Distribution Agreements
The Company has equity distribution agreements with three sales agents to sell up to $40,000,000 of its common stock from time-to-time in an at-the-market offering. During the three months ended March 31, 2026 and 2025, the Company did not sell any shares. At March 31, 2026, the Company is authorized to sell an aggregate of $40,000,000 of shares pursuant to the equity distribution agreements.
Common Stock Dividend Distribution
The Company declared a quarterly cash distribution of $0.25 per share, payable on April 6, 2026, to stockholders of record on March 27, 2026.
Share Repurchase Program
Pursuant to the Company’s share repurchase program, as amended from time to time, the Company is authorized to repurchase shares of its common stock through open-market transactions, privately negotiated transactions, or otherwise. On March 11, 2026, the Board of Directors replenished the value of the shares available to be purchased pursuant to this program to $10,000,000 of shares (a replenishment of $4,963,000 shares from the shares that were available to be repurchased prior to such increase) and extended the program through December 31, 2028.
During the three months ended March 31, 2026, the Company repurchased 176,148 shares of common stock at an average price per share of $14.26 for an aggregate cost of $2,512,000. As of March 31, 2026, up to $8,602,000 of shares were available to be repurchased under the program. Subsequent to March 31, 2026, the Company repurchased 142,445 shares of common stock at an average price of $13.98 per share for an aggregate cost of $1,992,000. At April 30, 2026, the Company is authorized to repurchase $6,610,000 shares of stock.

Note 3 – Equity (continued)
During the three months ended March 31, 2025, the Company repurchased 78,724 shares of common stock at an average price per share of $17.55 for an aggregate cost of $1,382,000.
Dividend Reinvestment Plan
The Dividend Reinvestment Plan (the “DRP”), among other things, provides stockholders with the opportunity to reinvest all or a portion of their cash dividends paid on the Company’s common stock in additional shares of its common stock, at a discount, determined in the Company’s sole discretion, of up to 5% from the market price for the common stock (as such price is calculated pursuant to the DRP). The discount from the market price is currently 3%. During the three months ended March 31, 2026, 68,481 shares were issued in lieu of cash dividends of $976,000. During the three months ended March 31, 2025, 46,450 shares were issued in lieu of cash dividends of $808,000.
Stock Based Compensation
In June 2024, the Company's stockholders approved the 2024 Incentive Plan (the "2024 Plan"). This plan permits the Company to grant: (i) stock options, restricted stock, restricted stock units ("RSU's"), performance shares awards and any one or more of the foregoing, for up to a maximum of 1,000,000 shares; and (ii) cash settled dividend equivalent rights in tandem with the grant of restricted stock units and certain performance based awards. As of March 31, 2026, 312,486 shares are available for issuance pursuant to awards under the 2024 Plan. Awards to acquire 1,429,465 shares of common stock are outstanding under the 2024 Plan, the 2022 Incentive Plan (the "2022 Plan"), and the 2020 Amended and Restated Incentive Plan (the "2020 Plan"; and together with the 2022 Plan, the "Prior Plans"). No further awards may be granted pursuant to the Prior Plans.
Restricted Stock Units
As of March 31, 2026, an aggregate of 550,238 of unvested RSU's are outstanding pursuant to the 2024 Plan and the Prior Plans. Generally, the RSUs entitle the recipients, subject to continued service through the three-year vesting period to receive (i) the underlying shares if and to the extent certain performance and/or market conditions are satisfied at the vesting date, and (ii) an amount equal to the cash dividends that would have been paid during the three-year performance period with respect to the shares of common stock underlying the RSUs if, when, and to the extent, the related RSUs vest. The shares underlying the RSUs are not participating securities but are contingently issuable shares.

For the three months ended March 31, 2026 and 2025, the Company recorded $134,000 and $293,000 of compensation expense related to the amortization of unearned compensation with respect to the RSUs. At March 31, 2026 and December 31, 2025, $1,056,000 and $1,321,000 of compensation expense, respectively, has been deferred and will be charged to expense over the remaining vesting periods. The weighted average remaining vesting period of these restricted stock units is approximately 1.3 years.

Restricted Stock
In January 2026 and 2025, the Company granted 148,673 and 165,408 shares, pursuant to the 2024 Plan. As of March 31, 2026, an aggregate of 879,227 shares of unvested restricted stock are outstanding pursuant to the 2024 Plan and Prior Plans. The shares of restricted stock vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For financial statement purposes, the restricted stock is not included in the outstanding shares shown on the consolidated balance sheets until they vest, but is included in the earnings per share computation.
For the three months ended March 31, 2026 and 2025, the Company recorded $788,000 and $849,000, respectively, of compensation expense related to the amortization of unearned compensation with respect to the restricted stock awards. At March 31, 2026 and December 31, 2025, $6,883,000 and $5,480,000, respectively has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods of these restricted stock awards. The weighted average remaining vesting period of these restricted stock awards is 2.4 years.

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

	Three Months Ended March 31,
	2026	2025
Numerator for basic and diluted earnings per share:
Net loss	$(2,642)	$(2,308)
Deduct net income attributable to non-controlling interests	(40)	(44)
Deduct loss allocated to unvested restricted stock	122	116
Net loss available for common stockholders: basic and diluted	$(2,560)	$(2,236)

Denominator for basic earnings per share:
Weighted average number of common shares outstanding	18,063,713	17,987,092
Effect of dilutive securities:
RSUs	—	—
Denominator for diluted earnings per share:
Weighted average number of shares	18,063,713	17,987,092

Loss per common share, basic and diluted	$(0.14)	$(0.12)

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

Rental revenue from multifamily properties is recorded when due from residents and is recognized monthly as it is earned. Lease concessions are generally reported on a straight line basis over the lease term. Leases on residential properties are generally for terms that do not exceed one year.

Note 4 – Leases (continued)

Lessee Accounting

The Company is a lessee under a ground lease in Yonkers, NY which is classified as an operating lease. The ground lease expires on June 30, 2045. There are no renewal options. As of March 31, 2026, the remaining lease term is 19.3 years.

The Company is a lessee under a corporate office lease in Great Neck, New York, which is classified as an operating lease. The lease expires on December 31, 2031 and provides a five-year renewal option. As of March 31, 2026, the remaining lease term, including renewal options deemed exercised, is 10.8 years.

As of March 31, 2026, the Company's Right of Use ("ROU") assets and lease liabilities were $1,790,000 and $1,977,000, respectively. As of December 31, 2025, the Company's ROU assets and lease liabilities were $1,832,000 and $2,015,000, respectively.

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

Note 5 – Real Estate Properties

Real estate properties, consists of the following (dollars in thousands):

	March 31, 2026	December 31, 2025
Land	$74,246	$74,246
Building	616,979	616,979
Building improvements	39,767	38,410
Real estate properties	730,992	729,635
Accumulated depreciation	(139,504)	(132,821)
Total real estate properties, net	$591,488	$596,814

A summary of real estate properties owned is as follows (dollars in thousands):

	December 31, 2025 Balance	Improvements	Depreciation	March 31, 2026 Balance
Multifamily	$595,245	$1,357	$(6,655)	$589,947
Retail shopping center and other	1,569	—	(28)	1,541
Total real estate properties	$596,814	$1,357	$(6,683)	$591,488

Note 6 – Loans
The Company made Preferred Equity Investments in two separate joint ventures which in turn acquired multifamily properties in the locations identified below. In accordance with GAAP, these investments are treated as loans. These investments are unsecured and are subordinate, including the payment of the returns thereon, to the mortgage debt encumbering the property acquired by the applicable joint venture. Information as to these investments at March 31, 2026 is summarized below (dollars and thousands):

Note 6 – Loans (continued)

Location	Investment Date	Annual Return	Current Return	Hurdle Return	Invested Amount	Redemption Date	Deferred fees
Wilmington, NC	October 2024	13%	6.00%	7.00%	$7,000	November 2031	$(110)
Kennesaw, GA	November 2024	13%	6.50%	6.50%	11,250	June 2029	(127)
					$18,250		$(237)
These investments provide for the Company to receive the following: (1) an (a) Annual Return (as set forth in the table above) compounded monthly, of which the Current Return (as set forth in the table above) is payable monthly to the extent of available cash flow, and (b) a Hurdle Return to be paid monthly from remaining cash flow if any, pari passu or after the sponsor's receipt of its management fees and specified returns on its investment and (2) the total amount invested by the Company, including any unpaid portion of the Current Return and the Hurdle Return, prior to any payments to the sponsor, upon the earlier to occur of certain events (e.g., sale of the property or the refinancing of the mortgage underlying the property) and the redemption date specified above. The Current Return is recorded as interest income when it is due from the sponsor and the Hurdle Return is recognized as interest income when it is received. Deferred loan fees are capitalized and recorded into income over the life of the investment. The Company's exposure to loss is limited to its original Invested Amount (as set forth in the table above).
The following table provides the net carrying value of the loans made by the Company (i.e., the Preferred Equity Investments) that are outstanding (dollars in thousands):

	March 31, 2026	December 31, 2025
Unpaid principal balance	$18,250	$18,250
less: allowance for credit loss	(275)	(275)
less: deferred loan fees	(237)	(252)
Net carrying value	$17,738	$17,723
During the three months ended March 31, 2026 and 2025, the Company recorded $328,000 and $309,000 respectively, of interest income, representing the full amount of the Current Return (including loan fee amortization of $15,000 and $16,000, respectively), payable with respect to these loans. As of March 31, 2026, these loans were current in their payment of the Current Return.
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

Note 7 – Allowance for Credit Loss (continued)

Changes in the Company's allowance for credit loss were as follows (dollars in thousands):

	March 31, 2026	December 31, 2025
CECL allowance at beginning of year	$275	$270
Provision for credit loss	—	5
Ending balance	$275	$275
Note 8 – Restricted Cash
The restricted cash reflected on the consolidated balance sheets represents funds that are held by the Company specifically for capital improvements at certain multifamily properties owned by unconsolidated joint ventures.
Note 9 – Investment in Unconsolidated Ventures
At March 31, 2026 and December 31, 2025, the Company held interests in unconsolidated joint ventures that own ten multifamily properties (the "Unconsolidated Properties"). The condensed balance sheets below present information regarding such properties (dollars in thousands):

	March 31, 2026	December 31, 2025
ASSETS
Real estate properties, net of accumulated depreciation of $99,388 and $95,747	$361,016	$363,451
Cash and cash equivalents	7,166	7,506
Other assets	8,555	11,756
Total Assets	$376,737	$382,713

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $1,024 and $1,106	$284,626	$285,379
Accounts payable and accrued liabilities	6,581	9,435
Total Liabilities	291,207	294,814
Commitments and contingencies
Equity:
Total unconsolidated joint venture equity	85,530	87,899
Total Liabilities and Equity	$376,737	$382,713

BRT's interest in joint venture equity	$44,765	$46,121

Note 9 – Investment in Unconsolidated Ventures (continued)

At the indicated dates, real estate properties of the unconsolidated joint ventures consist of the following (dollars in thousands):

	March 31, 2026	December 31, 2025
Land	$54,272	$54,272
Building	387,415	387,364
Building improvements	18,717	17,562
Real estate properties	460,404	459,198
Accumulated depreciation	(99,388)	(95,747)
Total real estate properties, net	$361,016	$363,451

At March 31, 2026 and December 31, 2025, the weighted average interest rate on the mortgages payable is 4.19% and 4.21%, respectively, and the weighted average remaining term to maturity is 3.1 years and 3.3 years, respectively.
The condensed income statements below present information regarding the Unconsolidated Properties (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues:
Rental and other revenue	$13,432	$11,709
Total revenues	13,432	11,709

Expenses:
Real estate operating expenses	6,505	5,173
Interest expense	3,195	2,745
Depreciation and amortization	4,198	3,748
Total expenses	13,898	11,666
Total revenues less total expenses	(466)	43
Other equity (loss) earnings	(6)	90
Net (loss) income	$(472)	$133

BRT's equity in (loss) earnings	$(308)	$413

Note 10 – Debt Obligations

Debt obligations consist of the following (dollars in thousands):

	March 31, 2026	December 31, 2025
Mortgages payable	$474,574	$475,697
Junior subordinated notes	37,400	37,400
Credit facility	—	—
Deferred financing costs (1)	(4,586)	(4,831)
Total debt obligations, net of deferred costs	$507,388	$508,266
__________________________________________
(1) Excludes $202 and $236 of deferred financing costs related to the credit facility which are reflected in other assets at March 31, 2026 and December 31, 2025, respectively.

Mortgages Payable

At March 31, 2026 and December 31, 2025, the weighted average interest rate on the Company's mortgage payables was 4.22%, and the weighted average remaining term to maturity is 6.1 years and 6.4 years, respectively. For the three months ended March 31, 2026 and 2025, interest expense, which includes amortization of deferred financing costs, was $5,336,000 and $4,991,000, respectively.

Credit Facility

The Company's credit facility with an affiliate of Valley National Bank ("VNB"), allows the Company to borrow, subject to compliance with borrowing base requirements and other conditions, up to $40,000,000. The facility can be used to facilitate the acquisition of multifamily properties, repay mortgage debt secured by multifamily properties and for operating expenses (i.e., working capital (including dividend payments)); provided that no more than $25,000,000 may be used for operating expenses. The facility is secured by the cash available at VNB and the Company's pledge of the interests in the entities that own the properties, and matures in September 2027.

The interest rate on the credit facility, which adjusts monthly and is subject to a floor of 6.0%, equals one-month term SOFR plus 250 basis points. The interest rate in effect as of March 31, 2026 is 6.18%. There is an unused facility fee of 0.25% per annum on the total amount committed by VNB and unused by the Company. At March 31, 2026, the Company is in compliance in all material respects with its obligations under the facility.

At March 31, 2026 and December 31, 2025, there was no outstanding balance, respectively, on the facility. Interest expense for the three months ended March 31, 2026 and 2025, which includes amortization of deferred financing costs and unused fees, was $59,000 and $59,000, respectively. The remaining deferred financing costs of $202,000 and $236,000 are recorded as Other Assets on the Consolidated Balance Sheets at March 31, 2026 and December 31, 2025, respectively.

Junior Subordinated Notes

At March 31, 2026 and December 31, 2025, the outstanding principal balance of the Company's junior subordinated notes was $37,400,000, before deferred financing costs of $212,000 and $217,000, respectively. The interest rate on outstanding balance resets quarterly and is equal to three month term SOFR + 2.26%. The interest rate in effect at March 31, 2026 and 2025 was 5.94% and 6.55%, respectively.

The junior subordinated notes require interest only payments through the maturity date of April 30, 2036, at which time repayment of the outstanding principal and unpaid interest become due. Interest expense for the three months ended March 31, 2026 and 2025, which includes amortization of deferred financing costs, was $564,000 and $626,000, respectively.

Note 11 – Related Party Transactions

The Company has retained certain of its part-time executive officers and Fredric H. Gould, a director, among other things, to participate in the Company's multifamily property analysis and approval process (which includes service on an investment committee), provide investment advice, and provide long-term planning and consulting with executives and employees with respect to other business matters, as required. The aggregate fees incurred for these services in each of the three months ended March 31, 2026 and 2025 were $446,000 and $425,000, respectively.

Management of a property owned by the Company and a joint venture property are provided by Majestic Property Management LLC. ("Majestic Property"), a company which is indirectly owned by, among others, Jeffrey A. Gould, a director and our chief executive officer and president, and Matthew J. Gould, a director and a senior vice president. Certain of the Company's officers are also members of management of Majestic Property. Majestic Property also provides real estate brokerage and construction supervision services to these properties. These fees amounted to $8,000 and $9,000 for the three months ended March 31, 2026 and 2025.

Pursuant to a shared services agreement between the Company and several affiliated entities, including Gould Investors
L.P. ("Gould Investors"), the owner and operator of a diversified portfolio of real estate and other assets, and One Liberty Properties, Inc., a NYSE listed equity REIT, (i) the services of the part- time personnel that perform certain executive, administrative, legal, accounting and clerical functions and (ii) certain facilities and other resources, are provided to the Company by other entities. The allocation of expenses for the facilities, personnel and other resources shared by, among others, the Company and Gould Investors, is determined in accordance with such agreement and is included in general and administrative expense on the consolidated statements of operations. During the three months ended March 31, 2026 and 2025, allocated general and administrative expenses reimbursed by the Company to Gould Investors pursuant to the shared services agreement aggregated was $253,000 and $178,000, respectively. Messrs. J. Gould and M. Gould, are executive officers of Georgetown Partners, LLC, the managing general partner of Gould Investors.

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

Loan Receivables: At March 31, 2026, the estimated fair value of the loan receivables is greater than their carrying value by approximately $66,000, based on market interest rates ranging from 6.04% to 6.25%. At December 31, 2025, the estimated

Note 12 – Fair Value Measurements (continued)

fair value of the Company's loan receivables, equaled their carrying value due to their proximity to origination. The Company values its loan receivables using a discounted cash flow analysis of the expected cash flow of each instrument.

Junior subordinated notes: At March 31, 2026 and December 31, 2025, the estimated fair value of the notes is lower than their carrying value by approximately $6,871,000 and $3,897,000, respectively, based on a market interest rate of 8.76% and 7.60%, respectively. The Company values its junior subordinated notes using a discounted cash flow analysis on the expected cash flows of each instrument.

Mortgages payable: At March 31, 2026, the estimated fair value of the Company’s mortgages payable is lower than their carrying value by approximately $23,792,000, assuming market interest rates between 5.03% and 5.61%. At December 31, 2025, the estimated fair value of the Company's mortgages payable was lower than their carrying value by approximately $21,107,000, assuming market interest rates between 4.79% and 5.44%. Market interest rates were determined using rates which the Company believes reflects institutional lender yield requirements at the balance sheet dates. The Company values its mortgages payable using a discounted cash flow analysis on the expected cash flows of each instrument.

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

Note 15 – Subsequent Events

Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of March 31, 2026, that warrant additional disclosure, have been included in the notes to the consolidated financial statements.

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
•challenges in acquiring or investing in multifamily properties (including challenges in (i) buying properties directly without the participation of joint venture partners and (ii) making alternative investments in multifamily properties, and the limited number of multifamily property investment/acquisition opportunities available to us), which transactions may not be completed or may not produce the cash flows or income expected;
•the competitive environment in which we operate, including competition that could adversely affect our ability to acquire properties and/or limit our ability to lease apartments or increase or maintain rental rates;
•exposure to risks inherent in investments in a single industry and sector;
•the concentration of our multifamily properties in the Southeastern United States and Texas, which makes us more susceptible to adverse developments in those markets;
•increases in expenses over which we have limited control, such as real estate taxes, insurance and utilities, due to inflation or other factors such as the ongoing conflicts between (i) Ukraine and Russia and (ii) Israel / the United States of America and Iran;
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
•risks associated with acquiring value-add multifamily properties, which involves greater risks than more conservative approaches;
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
•our dependence on information systems, risks associated with breaches of such systems and the impact on us and our competitors from the use of artificial intelligence;
•disease outbreaks and other public health events, and measures that are taken by federal, state, and local governmental authorities in response to such outbreaks and events;
•impact of climate change on our properties or operations;
•risks associated with the stock ownership restrictions of the Internal Revenue Code of 1986, as amended (the "Code") for REITs and the stock ownership limit imposed by our charter; and
•the other factors described in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "Annual Report") including those set forth in such report under the captions "Item 1. Business," "Item 1A. Risk Factors," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".
We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this report. Except to the extent otherwise required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the filing of this report or to reflect the occurrence of unanticipated events thereafter.

Overview
We own and operate multifamily properties. These properties may be wholly owned by us or by unconsolidated joint ventures in which we contributed a portion of the equity. At March 31, 2026, we: (i) wholly-own 21 multifamily properties with an aggregate of 5,420 units and a carrying value of $589.9 million; (ii) have ownership interests, through unconsolidated entities, in ten multifamily properties with 2,891 units and a carrying value of $44.8 million; (iii) have preferred equity interests in two multifamily properties with a carrying value of $17.7 million; and (iii) own other assets, through consolidated and unconsolidated subsidiaries, with a carrying value of $1.5 million. The 31 multifamily properties are located in 11 states; most of these properties are located in the Southeast United States and Texas.
Challenges and Uncertainties

We face challenges due to the uncertain national economic environment (e.g., the possibility of inflation, recession and/or stagflation, the potential impact of tariffs and trade wars, and/or volatile interest rates), and the oversupply of multifamily properties in several markets in which we compete (including Atlanta, GA, Huntsville, AL, Dallas, TX, San Antonio, TX, Nashville TN, Pensacola, FL, LaGrange, GA and San Marcos, TX). In addition, we use concessions (and in particular, in markets that are especially competitive) as a means to improve occupancy. The use of concessions reduces our rental income and may add to the variability of our operating results. These challenges and uncertainties have, and we anticipate may continue to adversely impact (i) the rental and occupancy rates at our properties, and (ii) our ability to grow rental income and/or control our real estate operating expenses, some of which, such as real estate taxes, we have a very limited ability to control and frequently increase, with limited notice of the increase.

We anticipate that our mortgage interest expense will increase as we refinance the aggregate $88.6 million and $65.9 million of principal balances of mortgage debt maturing in 2026 and 2027, respectively (including $61.0 million and $23.1 million of such principal balances at unconsolidated subsidiaries maturing in 2026 and 2027, respectively) because current comparable mortgage interest rates are generally higher than the weighted average interest rate on such maturing mortgages (i.e, the weighted average interest rate on the mortgages on our consolidated and unconsolidated properties maturing through December 31, 2027 is 4.40%) and the weighted average interest rate on the mortgage refinancing we completed in mid-December was 4.95%.

Results of Operations

Three months ended March 31, 2026 compared to three months ended March 31, 2025.
As used herein, the term "same store properties" refers to multifamily properties that were wholly owned for the entirety of the periods presented. For the three months ended March 31, 2026 and 2025, all of our multifamily properties in our consolidated portfolio are same store properties.

Revenues

The following table compares our revenues for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands):	2026	2025	Increase (Decrease)	% Change
Rental and other revenue from real estate properties	$24,170	$23,619	$551	2.3%
Loan interest and other income	435	487	(52)	(10.7)%
Total revenues	$24,605	$24,106	$499	2.1%

Rental and other revenue from real estate properties

The increase is due primarily to improvements in rental (which include the effect of straight line rent adjustments related to rent concessions) and occupancy rates. Approximately $349,000 of the improvement pertains to Bells Bluff.
Expenses

The following table compares our expenses for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025	Increase (Decrease)	% Change
Real estate operating expenses	$10,489	$10,550	$(61)	(0.6)%
Interest expense	5,960	5,676	284	5.0%
General and administrative	3,867	4,070	(203)	(5.0)%
Depreciation and amortization	6,683	6,541	142	2.2%
Total expenses	$26,999	$26,837	$162	0.6%

Real estate operating expense

The change is due primarily to decreases of $162,000 of payroll costs across the portfolio and $109,000 of insurance expenses due to lower premium rates. The decrease was offset by an increase of $182,000 of expense primarily due to remediating damage from casualty events at River Place and Bells Bluff.

We believe that real estate operating expense will increase in 2026 due to, among other things, anticipated increases in payroll expense and that due to, among other things, the conflict in Iran, utility expense.

Interest expense

The change is due primarily to the additional $357,000 mortgage interest expense related to the refinancing of the River Place, Boerne and Civic 1 mortgages in December 2025 which added $29 million to our debt and at a higher interest rate (a weighted average interest rate of 4.95%) than the debt that was paid off.

Table of Content
General and administrative
Contributing to the change were decreases of (i) $220,000 of non-cash amortization expense associated with equity awards (including $94,000 related to the forfeiture of our former Chief Financial Officer's restricted stock units upon his retirement in February 2026), and (ii) $95,000 in professional fees associated with non-recurring out-of-scope audit procedures expensed in March 31, 2025.

Equity in earnings of unconsolidated joint ventures
Equity in earnings from unconsolidated joint ventures decreased to a loss of $308,000 for the three months ended March 31, 2026 from earnings of $413,000 for the three months ended March 31, 2025. Approximately $675,000 of the change is due to our share of operating losses at properties acquired subsequent to the quarter ended March 31, 2025, (i.e., 1322 North and Oaks at Victory). For the three month period ended March 31, 2026, the operating loss included $557,000 in non-cash amortization of lease intangibles acquired in such purchases. We anticipate that $262,000 and $121,000 of the non-cash expense associated with the amortization of these lease intangibles will be incurred for the three month periods ending June 30, 2026 and September 30, 2026, respectively, at which point such intangibles will be fully amortized.

Liquidity and Capital Resources

We require funds to pay operating expenses and debt service obligations, acquire and/or invest in properties (including alternative investments), make capital and other improvements, fund capital contributions, pay dividends and continue to repurchase our common stock. Generally, our primary sources of capital and liquidity are the operations of our multifamily properties (including distributions and/or income from the preferred equity investments and the operations of the unconsolidated multifamily properties), mortgage debt financings and re-financings (including proceeds (in excess of refinanced amounts), from the refinancing of properties that appreciated in value since the original financing), property sales, the issuance of shares of our common stock pursuant to our at-the-market distribution and dividend reinvestment programs, borrowings from our credit facility and our available cash. At May 1, 2026, our available liquidity was approximately $61.8 million, including $21.8 million of cash and cash equivalents and $40 million available under our credit facility.

We anticipate that from April 1, 2026 through December 31, 2028, our operating expenses, $88.4 million of mortgage amortization and interest expense (including $29.7 million from unconsolidated joint ventures), $88.6 million, $65.9 million and $104.6 million of balloon payments with respect to mortgages maturing in 2026, 2027 and 2028, respectively (including $61.0 million, $23.1 million and $66.6 million maturing in 2026, 2027 and 2028, respectively, from unconsolidated joint ventures), interest expense on our junior subordinated notes, estimated cash dividend payments of at least $52.2 million (assuming (i) the current quarterly dividend rate of $0.25 per share and (ii) 19.0 million shares outstanding), will be funded in part from cash generated from operations (including distributions from unconsolidated joint ventures). Our operating cash flow and available cash is insufficient to fully fund the $259.1 million (including $150.7 million at unconsolidated joint ventures) of balloon payments due through 2028, and if we are unable to refinance such debt on acceptable terms, we may need to issue additional equity or dispose of properties, in each case on potentially unfavorable terms.

Our ability to acquire or invest in additional multifamily property opportunities and implement value-add projects is limited by our available cash and our ability to (i) draw on our credit facility, (ii) obtain, on acceptable terms, mortgage debt from lenders, (iii) obtain proceeds from the sale and/or refinancing of properties that have appreciated in value, and (iv) raise capital from the sale of our common stock.

At March 31, 2026, we had mortgage debt of $762.4 million (including $287.6 million of mortgage debt at of our unconsolidated subsidiaries). The mortgage debt at our: (i) consolidated properties had a weighted average interest rate of 4.22% and a weighted average remaining term to maturity of approximately 6.1 years, and (ii) at our unconsolidated subsidiaries had a weighted average interest rate of 4.19% and a remaining term to maturity of approximately 3.1 years.
Junior Subordinated Notes
As of March 31, 2026, $37.4 million (excluding deferred costs of $212,000) in principal amount of our junior subordinated notes is outstanding. These notes mature in April 2036, contain limited covenants (including covenants prohibiting us from paying dividends or repurchasing capital stock if there is an event of default (as defined therein) on these notes), are redeemable at our option and bear an interest rate, which resets and is payable quarterly, at a rate of three-month term SOFR plus 250 basis points. At March 31, 2026 and 2025, the interest rate on these notes was 5.94% and 6.55%, respectively.

Table of Content
Credit Facility
Our credit facility with VNB New York, LLC, an affiliate of Valley National Bank (collectively, "VNB"), allows us to borrow, subject to compliance with borrowing base requirements and other conditions, up to $40 million, (i) for the acquisition of, and investment in, multifamily properties, (ii) to repay mortgage debt secured by multifamily properties and (iii) for Operating Expenses (i.e., working capital (including dividend payments) and operating expenses); provided, that not more than $25 million may be used for Operating Expenses. The credit facility is secured by cash accounts maintained by us at VNB (and we are required to maintain substantially all of our bank accounts at VNB), and the pledge of our interests in the entities that own the unencumbered multifamily properties used in calculating the borrowing base. The credit facility bears an annual interest rate, which resets monthly, equal to one-month term SOFR plus 250 basis points, with a floor of 6.00%. There is an annual fee of 0.25% on the total amount committed by VNB and unused by us. The credit facility matures in September 2027. Net proceeds received from the sale, financing or refinancing of our properties are generally required to be used to repay amounts outstanding on the facility. The interest rate in effect at March 31, 2026 and April 30, 2026, was 6.18% and 6.16% respectively. As of April 30, 2026, there was no outstanding balance on the credit facility and $40 million is available to be borrowed thereunder.
The terms of the credit facility include certain restrictions and covenants which, among other things, limit the incurrence of liens, require that we maintain and include in the collateral securing the facility at least two unencumbered properties with an aggregate value (as calculated pursuant to the facility) of at least $50 million, and require compliance with financial ratios relating to, among other things, maintaining a minimum tangible net worth of $140 million, the minimum amount of debt service coverage with respect to the properties (and amounts drawn on the credit facility) used in calculating the borrowing base. Net proceeds received from the sale, financing or refinancing of wholly-owned properties are generally required to be used to repay amounts outstanding under the credit facility. At March 31, 2026, we were in compliance in all material respects with the requirements of the facility.

Other Financing Sources and Arrangements

At March 31, 2026, we are joint venture partners in unconsolidated joint ventures which own ten multifamily properties and the distributions to us from these joint venture properties of $1.0 million during the three months ended March 31, 2026 contributed to our liquidity and cash flow. Further, we may be required to make significant capital contributions with respect to these properties. At March 31, 2026, our investments in these joint venture properties had a net-equity carrying value of $44.8 million. The underlying properties are subject to mortgage debt, which is not reflected on our consolidated balance sheet, of $287.6 million. Although BRT Apartments Corp. is not the obligor with respect to such mortgage debt, the loss of any of these properties due to mortgage foreclosure or similar proceedings would have a material adverse effect on our results of operations and financial condition. See note 9 to our consolidated financial statements.

At March 31, 2026, we had preferred equity investments in two multifamily properties and during the quarter ended March 31, 2026, we generated $313,000 of loan interest income from these investments. At March 31, 2026, these investments had a carrying value of $17.7 million, are unsecured and are structurally subordinate to (including the payment of the returns thereon), an aggregate of $50.9 million of mortgage debt (which is not reflected on our consolidated balance sheet) bearing a weighted average interest rate of 4.81% and a weighted average remaining term to maturity of 4.6 years. Although we are not the obligor with respect to such mortgage debt, the loss of any of these investments due to mortgage foreclosure or similar proceedings would have a material adverse effect on our results of operations and financial condition. See note 6 to our consolidated financial statements.

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

Table of Content
On April 6, 2026, we paid a quarterly cash dividend of $0.25 per share to holders of record of our common stock as of the close of business on March 27, 2026.

We carefully monitor our discretionary spending. Our largest recurring discretionary expenditure has been our quarterly dividend (which was $0.25 per share of common stock, or approximately $4.7 million, with respect to the dividend paid in April 2026) and repurchases of our common stock. With respect to our dividend payments, our board of directors, on a quarterly basis, evaluates the timing and amount of our dividend based on its assessment of, among other things, our short and long term cash and liquidity requirements, prospects, debt maturities, projections of our REIT taxable income, net income, funds from operations, and adjusted funds from operations. With respect to our stock repurchases, management evaluates the appropriateness of such repurchases in light of, among other things, available alternative investments, and our capital and liquidity requirements (near and long term).

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

The tables below provides a reconciliation of net loss determined in accordance with GAAP to FFO and AFFO on a dollar and per share basis for each of the indicated periods (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
GAAP Net loss attributable to common stockholders	$(2,682)	$(2,352)
Add: depreciation and amortization of properties	6,683	6,541
Add: our share of depreciation in unconsolidated joint venture properties	2,246	1,533
Adjustments for non-controlling interests	(4)	(4)
NAREIT Funds from operations attributable to common stockholders	6,243	5,718

Adjustments for: deferred rent concessions and straight line rent	(189)	98
Adjustments for: our share of straight-line rent and rent concession accruals from unconsolidated joint venture properties	(31)	(12)
Add: amortization of restricted stock and RSU expense	922	1,142
Add: amortization of deferred mortgage and debt costs	279	283
Add: our share of deferred mortgage costs from unconsolidated joint venture properties	43	30
Add: amortization of fair value adjustment for mortgage debt	72	129
Adjusted funds from operations attributable to common stockholders	$7,339	$7,388

	Three Months Ended March 31,
	2026	2025
GAAP Net loss attributable to common stockholders	$(0.14)	$(0.12)
Add: depreciation and amortization of properties	0.35	0.34
Add: our share of depreciation in unconsolidated joint venture properties	0.12	0.08
Adjustment for non-controlling interests	—	—
NAREIT Funds from operations per diluted common share	0.33	0.30

Adjustments for: deferred rent concessions and straight line rent	(0.01)	0.01
Adjustments for: our share of straight-line rent and rent concession accruals in unconsolidated joint venture properties	—	—
Add: amortization of restricted stock and RSU expense	0.06	0.06
Add: amortization of deferred mortgage and debt costs	0.01	0.01
Add: our share of deferred mortgage and debt costs from unconsolidated joint venture properties	—	—
Add: amortization of fair value adjustment for mortgage debt	—	0.01
Adjusted funds from operations per diluted common share	$0.39	$0.39

Diluted shares outstanding for FFO and AFFO	18,967,250	18,910,231

FFO for the three months ended March 31, 2026 increased from the corresponding quarter in the prior year primarily due to (i) an improvement in operating margins (including an increase in rental revenues and a decrease in operating expenses), (ii) the effect of changes in straight-line rent adjustments related to concessions, and (iii) decrease in expenses relating to equity awards. The increase was offset primarily by an increase in interest expense. See "Results of Operations - Three Months Ended March 31, 2026 compared to three months ended March 31, 2025" for a discussion of these changes.

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
The following table provides a reconciliation of net income attributable to common stockholders as computed in accordance with GAAP to NOI of our consolidated properties for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2026	2025	Variance
GAAP Net loss attributable to common stockholders	$(2,682)	$(2,352)	$(330)
Less: Loan interest and other income	(435)	(487)	52
Add: Interest expense	5,960	5,676	284
General and administrative	3,867	4,070	(203)
Depreciation and amortization	6,683	6,541	142
Provision for taxes	76	58	18
Less: Insurance recoveries	(136)	(68)	(68)
Adjust for: Equity in loss (earnings) of unconsolidated joint venture properties	308	(413)	721
Add: Net income attributable to non-controlling interests	40	44	(4)
Net Operating Income	$13,681	$13,069	$612
Less: Non-same store Net Operating Income	287	322	(35)
Same store Net Operating Income	$13,394	$12,747	$647

For the three months ended March 31, 2026, NOI increased from the corresponding period in 2025 primarily due to a $579,000 increase in rental revenue. See "Results of Operations - Three Months Ended March 31, 2026 Compared to the Three Months ended March 31, 2025" for a discussion of these changes.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Substantially all of our mortgage debt bears interest at fixed rates. Our junior subordinated notes bear interest at the rate of three month term SOFR plus 226 basis points. At March 31, 2026, the interest rate on these notes was 5.94%. Our credit facility bears interest at the rate of one month term SOFR plus 250 basis points and has a minimum interest rate of 6.00%. At March 31, 2026, the interest rate on the credit facility was 6.18%. A 100 basis point increase in interest rates would increase our related interest expense on our junior subordinated notes by approximately $374,000 annually and a 100 basis point decrease in the rates would decrease our related interest expense by $374,000 annually. A 100 basis point increase in interest rates would not increase our related interest expense on our credit facility due to the lack of borrowings during the three months ended March 31, 2026.

Item 4. Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based upon that evaluation, these officers concluded that as of March 31, 2026 our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

The following table summarizes our purchases of our common stock during the three months ended March 31, 2026:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 - January 31, 2026	75,155	$14.82	75,155	$5,037,384	(1)
February 1 - February 28, 2026	—	—	—	$5,037,384
March 1 - March 31, 2026	100,993	$13.85	100,993	$8,601,598
Total	176,148		176,148

(1) In March 2026, the Board of Directors replenished the value of the shares we are able to repurchase pursuant to the program to $10 million of shares (a replenishment of $4.96 million of shares), and extended such program through December 31, 2028. We are authorized to repurchase shares in open market or privately negotiated transactions (including related party transactions).
__________________________

From April 1, 2026 through April 15, 2026, we repurchased 142,445 shares of our common stock at an average price of $13.98 per share for an aggregate cost of $1.99 million. After giving effect to such repurchases, approximately $6.6 million of shares of common stock are available to be repurchased under the share repurchase program. We anticipate continuing to repurchase shares of our common stock.

Item 5. Other Information

Disclosure of 10b5-1 Plans

None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c ) or any "non-Rule 10b5-1 trading arrangement" in effect at any time during the three months ended March 31, 2026.

Item 6. Exhibits

Exhibit No.	Title of Exhibits
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements. XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Date File (formatted as inline XBRL and contained in Exhibit 101)
_______________________________
* Management contract of compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRT APARTMENTS CORP.

May 7, 2026	/s/ Jeffrey A. Gould
Jeffrey A. Gould President and Chief Executive Officer (Principal Executive Officer)

May 7, 2026	/s/ Isaac Kalish
Isaac Kalish Senior Vice President and Chief Financial Officer (Principal Financial Officer)