Form 10-Q
period 2026-06-30
BRT Apartments Corp.
filed 2026-08-10
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

18,793,277 shares of Common Stock,
par value $0.01 per share, outstanding on July 31, 2026

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

Item 1. Financial Statements

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	June 30, 2026	December 31, 2025
	(unaudited)	(audited)
ASSETS
Real estate properties, net of accumulated depreciation and amortization of $146,212 and $132,821	$586,829	$596,814
Investments in unconsolidated joint ventures	43,297	46,121
Loan receivables, net of deferred fees of $223 and $252 and allowance for credit loss of $275 and $275	17,752	17,723
Cash and cash equivalents	22,718	25,138
Restricted cash	1,886	2,521
Other assets	18,673	21,496
Total Assets	$691,155	$709,813
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $4,134 and $4,614	$469,352	$471,083
Junior subordinated notes, net of deferred costs of $207 and $217	37,193	37,183
Credit facility	—	—
Accounts payable and accrued liabilities	24,232	24,347
Total Liabilities	530,777	532,613

Commitments and contingencies
Equity:
BRT Apartments Corp. stockholders' equity:
Preferred shares $0.01 par value 2,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized; 18,026 and 17,919 shares outstanding	180	180
Additional paid-in capital	273,949	275,408
Accumulated deficit	(113,669)	(98,346)
Total BRT Apartments Corp. stockholders’ equity	160,460	177,242
Non-controlling interests	(82)	(42)
Total Equity	160,378	177,200
Total Liabilities and Equity	$691,155	$709,813

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except shares and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Rental and other revenue from real estate properties	$24,041	$23,729	$48,211	$47,348
Loan interest and other income	433	468	868	955
Total revenues	24,474	24,197	49,079	48,303
Expenses:
Real estate operating expenses - including $9 and $6 to related parties for the three months ended and $17 and $15 for the six months ended	11,382	11,117	21,871	21,667
Interest expense	5,993	5,707	11,953	11,383
General and administrative - including $251 and $163 to related parties for the three months ended and $504 and $341 for the six months ended	3,534	3,744	7,401	7,814
Depreciation and amortization	6,708	6,580	13,391	13,121
Total expenses	27,617	27,148	54,616	53,985
Total revenues less total expenses	(3,143)	(2,951)	(5,537)	(5,682)
Equity in (loss) earnings of unconsolidated joint ventures	(1)	299	(309)	712
Insurance recovery of casualty loss	—	189	136	257
Loss from continuing operations	(3,144)	(2,463)	(5,710)	(4,713)
Income tax provision	37	60	113	118
Loss from continuing operations, net of taxes	(3,181)	(2,523)	(5,823)	(4,831)
Net income attributable to non-controlling interest	(40)	(43)	(80)	(87)
Net loss attributable to common stockholders	$(3,221)	$(2,566)	$(5,903)	$(4,918)

Weighted average number of shares of common stock outstanding:
Basic and diluted	17,979,991	17,985,801	18,021,620	17,986,443

Net loss per share amounts attributable to common stockholders:
Basic and diluted	$(0.19)	$(0.14)	$(0.35)	$(0.26)

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Shares of Common Stock	Additional Paid-In Capital	(Accumulated Deficit)	Non- Controlling Interest	Total
Balances, December 31, 2025	$180	$275,408	$(98,346)	$(42)	$177,200
Distributions - common stock - $0.25 per share	—	—	(4,727)	—	(4,727)
Restricted stock and restricted stock units vesting	2	(2)	—	—	—
Compensation expense - restricted stock and restricted stock units	—	922	—	—	922
Distributions to non-controlling interests	—	—	—	(60)	(60)
Shares issued through DRIP	—	976	—	—	976
Shares repurchased	(2)	(2,510)	—	—	(2,512)
Net (loss) income	—	—	(2,682)	40	(2,642)
Balances, March 31, 2026	$180	$274,794	$(105,755)	$(62)	$169,157

Distributions - common stock - $0.25 per share	—	—	(4,693)	—	(4,693)
Restricted stock and restricted stock units vesting	2	(2)	—	—	—
Compensation expense - restricted stock and restricted stock units	—	948	—	—	948
Distributions to non-controlling interests	—	—	—	(60)	(60)
Shares issued through DRIP	—	1,103	—	—	1,103
Shares repurchased	(2)	(2,894)	—	—	(2,896)
Net (loss) income	—	—	(3,221)	40	(3,181)
Balances, June 30, 2026	$180	$273,949	$(113,669)	$(82)	$160,378

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Shares of Common Stock	Additional Paid-In Capital	(Accumulated Deficit)	Non- Controlling Interest	Total
Balances, December 31, 2024	$179	$272,275	$(67,485)	$(55)	$204,914
Distributions - common stock - $0.25 per share	—	—	(4,732)	—	(4,732)
Restricted stock and restricted stock units vesting	2	(2)	—	—	—
Compensation expense - restricted stock and restricted stock units	—	1,142	—	—	1,142
Distributions to non-controlling interests	—	—	—	(53)	(53)
Shares issued through DRIP	—	808	—	—	808
Shares repurchased	(1)	(1,381)	—	—	(1,382)
Net (loss) income	—	—	(2,352)	44	(2,308)
Balances, March 31, 2025	$180	$272,842	$(74,569)	$(64)	$198,389

Distributions - common stock - $0.25 per share	—	—	(4,725)	—	(4,725)
Restricted stock and restricted stock units vesting	—	—	—	—	—
Compensation expense - restricted stock and restricted stock units	—	1,135	—	—	1,135
Distributions to non-controlling interests	—	—	—	(45)	(45)
Shares issued through DRIP	1	821	—	—	822
Shares repurchased	(1)	(1,003)	—	—	(1,004)
Net (loss) income	—	—	(2,566)	43	(2,523)
Balances, June 30, 2025	$180	$273,795	$(81,860)	$(66)	$192,049

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(5,823)	$(4,831)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,391	13,121
Amortization of deferred financing costs	559	567
Amortization of debt fair value adjustment	141	255
Amortization of deferred loan fee income	(29)	(31)
Amortization of restricted stock and restricted stock units	1,870	2,277
Equity in loss (earnings) of unconsolidated joint ventures	309	(712)
Increases and decreases from changes in other assets and liabilities:
Increase in other assets	(1,881)	(2,333)
(Decrease) increase in accounts payable and accrued liabilities	(115)	411
Net cash provided by operating activities	8,422	8,724

Cash flows from investing activities:
Improvements to real estate properties	(3,406)	(4,272)
Distributions from unconsolidated joint ventures	2,515	2,033
Net cash used in investing activities	(891)	(2,239)

Cash flows from financing activities:
Mortgage principal payments	(2,352)	(2,231)
Dividends paid	(5,677)	(9,429)
Distributions to non-controlling interests	(120)	(98)
Proceeds from issuance of DRIP shares	2,079	1,630
Repurchase of shares of common stock	(5,408)	(2,386)
Net cash used in financing activities	(11,478)	(12,514)

Net decrease in cash, cash equivalents, restricted cash and escrows:	$(3,947)	$(6,029)
Cash, cash equivalents, restricted cash and escrows at beginning of period	35,620	40,579
Cash, cash equivalents, restricted cash and escrows at end of period	$31,673	$34,550

Supplemental disclosure of cash flow information:
Cash paid during the period for interest expense	$11,035	$10,638
Cash paid for income taxes and excise taxes	$220	$237

Supplemental disclosure of non-cash financing activity:
Distributions to common stockholders	$3,743	$—

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.
	June 30,
	2026	2025
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$22,718	$23,645
Restricted cash	1,886	2,922
Escrows (Other assets)	7,069	7,983
Total cash, cash equivalents, restricted cash and escrows shown in consolidated statement of cash flows	$31,673	$34,550

BRT APARTMENTS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026

Note 1 – Organization and Background

BRT Apartments Corp. (the "Company" or "BRT"), a Maryland corporation, owns and operates multifamily properties. These multifamily properties may be wholly owned by us or by unconsolidated joint ventures in which the Company contributed a portion of the equity.
At June 30, 2026, the Company: (i) wholly-owns 21 multifamily properties located in 11 states with an aggregate of 5,420 units and a carrying value of $585,315,000; (ii) has ownership interests, through unconsolidated entities, in ten multifamily properties located in four states with an aggregate of 2,891 units and the carrying value of its net equity investment is $43,297,000; (iii) has investments in joint ventures that own two multifamily properties which investments are treated for financial statement purposes as loans (the "Preferred Equity Investments") with a carrying value of $17,752,000; and (iv) owns other assets, through consolidated and unconsolidated subsidiaries, with a carrying value of $1,514,000. The 31 multifamily properties are located in 11 states; most of these properties are located in the Southeast United States and Texas.

The Company conducts its operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

Note 2 – Basis of Preparation

The accompanying interim unaudited consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for such interim periods. The results of operations for the three and six months ended June 30, 2026 and 2025, are not necessarily indicative of the results for the full year. The consolidated audited balance sheet as of December 31, 2025, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States ("GAAP"). Accordingly, these unaudited statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025 (the "Annual Report") filed with the Securities and Exchange Commission ("SEC").
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

Note 3 – Equity
Equity Distribution Agreements
The Company has equity distribution agreements with three sales agents to sell up to $40,000,000 of its common stock from time-to-time in an at-the-market offering. During the three and six months ended June 30, 2026 and 2025, the Company did not sell any shares. At June 30, 2026, the Company is authorized to sell an aggregate of $40,000,000 of shares pursuant to the equity distribution agreements.
Common Stock Dividend Distribution
The Company declared a quarterly cash distribution of $0.25 per share, payable on July 9, 2026, to stockholders of record on June 25, 2026.
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
During the three months ended June 30, 2026, the Company repurchased 202,828 shares of common stock at an average price per share of $14.28 for an aggregate cost of $2,896,000. During the six months ended June 30, 2026, the Company repurchased 378,976 shares of common stock at an average price per share of $14.27 for an aggregate cost of $5,408,000. Subsequent to June 30, 2026, the Company repurchased 48,523 shares of our common stock at an average price of $15.12 per share for an aggregate cost of $733,000. At July 31, 2026 up to $4,972,000 of shares were available to be repurchased under the program.

Note 3 – Equity (continued)
During the three months ended June 30, 2025, the Company repurchased 63,356 shares of common stock at an average price per share of $15.84 for an aggregate cost of $1,004,000. During the six months ended June 30, 2025, the Company repurchased 142,080 shares of common stock at an average price per share of $16.79 for an aggregate cost of $2,386,000.
Dividend Reinvestment Plan
The Dividend Reinvestment Plan (the “DRP”), among other things, provides stockholders with the opportunity to reinvest all or a portion of their cash dividends paid on the Company’s common stock in additional shares of its common stock, at a discount, determined in the Company’s sole discretion, of up to 5% from the market price for the common stock (as such price is calculated pursuant to the DRP). The discount from the market price is currently 3%. During the three and six months ended June 30, 2026, 82,745 and 151,226 shares were issued in lieu of cash dividends of $1,103,000 and $2,079,000, respectively. During the three and six months ended June 30, 2025, 50,179 and 96,629 shares were issued in lieu of cash dividends of $822,000 and $1,630,000, respectively.
Stock Based Compensation
In June 2026, the Company's stockholders approved the 2026 Incentive Plan (the "2026 Plan"). This plan permits the Company to grant: (i) stock options, restricted stock, restricted stock units ("RSU's"), performance shares awards and any one or more of the foregoing, for up to a maximum of 1,000,000 shares; and (ii) cash settled dividend equivalent rights in tandem with the grant of restricted stock units and certain performance based awards. As of June 30, 2026, 828,212 shares are available for issuance pursuant to awards under the 2026 Plan. Awards to acquire 1,281,028 shares of common stock are outstanding under the 2026 Plan, the 2024 Incentive Plan ("the 2024 Plan"), the 2022 Incentive Plan (the "2022 Plan"), and the 2020 Amended and Restated Incentive Plan (the "2020 Plan"; and together with the 2022 Plan and the 2024 Plan, the "Prior Plans"). No further awards may be granted pursuant to the Prior Plans.
Restricted Stock Units
As of June 30, 2026, an aggregate of 545,401 of unvested RSU's are outstanding pursuant to the 2026 Plan and the Prior Plans. Generally, the RSUs entitle the recipients, subject to continued service through the three-year vesting period to receive (i) the underlying shares if and to the extent certain performance and/or market conditions are satisfied at the vesting date, and (ii) an amount equal to the cash dividends that would have been paid during the three-year performance period with respect to the shares of common stock underlying the RSUs if, when, and to the extent, the related RSUs vest. The shares underlying the RSUs are not participating securities but are contingently issuable shares.

For the three months ended June 30, 2026 and 2025, the Company recorded $224,000 and $296,000, respectively and for the six months ended June 30, 2026 and 2025, the Company recorded $358,000 and $589,000, respectively of compensation expense related to the amortization of unearned compensation with respect to the RSUs. At June 30, 2026 and December 31, 2025, $1,507,000 and $1,321,000 of compensation expense, respectively, has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods. The weighted average remaining vesting period of these restricted stock units is approximately 2.0 years.

On June 23, 2026 and the Company awarded an aggregate of approximately 171,788 shares subject to restricted stock units (“RSUs”), and related dividend equivalent rights. Generally, the awards vest in 2029 subject to satisfaction of, among other things, market and performance conditions.
The Company determined that at June 30, 2026, none of the performance and market conditions with respect to the vesting of the RSUs granted in 2023 had been met. Accordingly, all such awards, to the extent not previously forfeited, were forfeited.

Restricted Stock
In January 2026 and 2025, the Company granted 148,673 and 165,408 shares, pursuant to the 2024 Plan. As of June 30, 2026, an aggregate of 735,627 shares of unvested restricted stock are outstanding pursuant to the 2024 Plan and Prior Plans. The shares of restricted stock vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For financial statement purposes, the restricted stock is not included in the outstanding shares shown on the consolidated balance sheets until they vest, but is included in the earnings per share computation.
For the three months ended June 30, 2026 and 2025, the Company recorded $724,000 and $839,000, respectively and for the six months ended June 30, 2026 and 2025, the Company recorded $1,512,000 and $1,688,000, respectively of compensation expense related to the amortization of unearned compensation with respect to the restricted stock awards. At June 30, 2026 and December 31, 2025, $6,159,000 and $5,480,000, respectively has been deferred as unearned compensation and will be charged

Note 3 – Equity (continued)
to expense over the remaining vesting periods of these restricted stock awards. The weighted average remaining vesting period of these restricted stock awards is 2.6 years.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator for basic and diluted earnings per share:
Net loss	$(3,181)	$(2,523)	$(5,823)	$(4,831)
Deduct net income attributable to non-controlling interests	(40)	(43)	(80)	(87)
Adjustments for unvested restricted stock	(184)	(125)	(404)	(241)
Deduct earnings allocated to unvested restricted stock	—	—	—	—
Net loss available for common stockholders: basic and diluted	$(3,405)	$(2,691)	$(6,307)	$(5,159)

Denominator for basic earnings per share:
Weighted average number of common shares outstanding	17,979,991	17,985,801	18,021,620	17,986,443
Effect of dilutive securities:
RSUs	—	—	—	—
Denominator for diluted earnings per share:
Weighted average number of shares	17,979,991	17,985,801	18,021,620	17,986,443

Loss per common share, basic and diluted	$(0.19)	$(0.14)	$(0.35)	$(0.26)

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

Note 4 – Leases (continued)

Rental revenue from multifamily properties is recorded when due from residents and is recognized monthly as it is earned. Lease concessions are generally reported on a straight line basis over the lease term. Leases on residential properties are generally for terms that do not exceed one year.

Lessee Accounting

The Company is a lessee under a ground lease in Yonkers, NY which is classified as an operating lease. The ground lease expires on June 30, 2045. There are no renewal options. As of June 30, 2026, the remaining lease term is 19.0 years.

The Company is a lessee under a corporate office lease in Great Neck, New York, which is classified as an operating lease. The lease expires on December 31, 2031, and provides a five-year renewal option. As of June 30, 2026, the remaining lease term, including renewal options deemed exercised, is 10.5 years.

As of June 30, 2026, the Company's Right of Use ("ROU") assets and lease liabilities were $1,749,000 and $1,940,000, respectively. As of December 31, 2025, the Company's ROU assets and lease liabilities were $1,832,000 and $2,015,000, respectively.

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

Note 5 – Real Estate Properties

Real estate properties, consists of the following (dollars in thousands):

	June 30, 2026	December 31, 2025
Land	$74,246	$74,246
Building	616,979	616,979
Building improvements	41,816	38,410
Real estate properties	733,041	729,635
Accumulated depreciation	(146,212)	(132,821)
Total real estate properties, net	$586,829	$596,814

A summary of real estate properties owned is as follows (dollars in thousands):

	December 31, 2025 Balance	Improvements	Depreciation	June 30, 2026 Balance
Multifamily	$595,245	$3,406	$(13,336)	$585,315
Retail shopping center and other	1,569	—	(55)	1,514
Total real estate properties	$596,814	$3,406	$(13,391)	$586,829

On June 2, 2026, the Company entered into an agreement to acquire Ranch Lake Apartments, a 336-unit multi-family property located in Bradenton, Florida. The purchase price is approximately $80,000,000 (subject to customary closing purchase price adjustments), including the assumption of an approximately $45,700,000 mortgage insured by the United States Department of Housing and Urban Development ("HUD"). The mortgage carries an interest rate of 2.91% and matures in 2056.

Note 5 – Real Estate Properties (continued)

The completion of the transaction, which is anticipated to close in the first quarter of 2027, is subject to, among other things, HUD and lender approval of the mortgage assumption, and other customary closing conditions.

Note 6 – Loans
The Company made Preferred Equity Investments in two separate joint ventures which in turn acquired multifamily properties in the locations identified below. In accordance with GAAP, these investments are treated as loans. These investments are unsecured and are subordinate, including the payment of the returns thereon, to the mortgage debt encumbering the property acquired by the applicable joint venture. Information as to these investments at June 30, 2026 is summarized below (dollars and thousands):

Location	Investment Date	Annual Return	Current Return	Hurdle Return	Invested Amount	Redemption Date	Deferred fees
Wilmington, NC	October 2024	13%	6.00%	7.00%	$7,000	November 2031	$(106)
Kennesaw, GA	November 2024	13%	6.50%	6.50%	11,250	June 2029	(117)
					$18,250		$(223)
These investments provide for the Company to receive the following: (1) an (a) Annual Return (as set forth in the table above) compounded monthly, of which the Current Return (as set forth in the table above) is to be paid monthly to the extent of available cash flow, and (b) a Hurdle Return to be paid monthly from remaining cash flow if any, pari passu or after the sponsor's receipt of its management fees and specified returns on its investment and (2) the total amount invested by the Company, including any portion of the Current Return and the Hurdle Return not received by the Company, prior to any payments to the sponsor, upon the earlier to occur of certain events (e.g., sale of the property or the refinancing of the mortgage underlying the property) and the redemption date specified above. The Current Return is recorded as interest income when it is due from the sponsor and the Hurdle Return is recognized as interest income when it is received. Deferred loan fees are capitalized and recorded into income over the life of the investment. The Company's exposure to loss is limited to its original Invested Amount (as set forth in the table above).
The following table provides the net carrying value of the loans made by the Company (i.e., the Preferred Equity Investments) that are outstanding (dollars in thousands):

	June 30, 2026	December 31, 2025
Unpaid principal balance	$18,250	$18,250
less: allowance for credit loss	(275)	(275)
less: deferred loan fees	(223)	(252)
Net carrying value	$17,752	$17,723
During the three and six months ended June 30, 2026, the Company recorded $337,000 and $664,000 respectively, of interest income, representing the full amount of the Current Return (including loan fee amortization of $15,000 and $29,000, respectively), with respect to these loans. As of June 30, 2026, these loans were current in their payment of the Current Return.
During the three and six months ended June 30, 2025, the Company recorded $316,000 and $624,000 respectively, of interest income, representing the full amount of the Current Return (including loan fee amortization of $15,000 and $31,000, respectively), with respect to these loans.
Note 7 – Allowance for Credit Loss

The Current Expected Credit Losses ("CECL") reserve required under ASU 2016-13 “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments (Topic 326)” (“ASU 2016-13”) reflects the Company's estimate as of the balance sheet date of potential credit losses related to its loan portfolio. Changes to the CECL reserve are recognized through a provision for or reversal of current expected credit loss reserve on the Company's consolidated statements of operations. The reserve is based on relevant information about past events, including historical loss experience, current loan portfolio, market conditions and reasonable and supportable macroeconomic forecasts for the duration of each loan. The

Note 7 – Allowance for Credit Loss (continued)

Company has elected to apply the practical expedient to exclude accrued interest receivable from the amortized cost basis of the receivables.

The Company considers key credit quality indicators in underwriting loans and estimating credit losses, including: the capitalization of borrowers and sponsors; the expertise of the sponsors in a particular real estate sector and geographic market; collateral type; geographic region; use and occupancy of the property; property market value; loan amount and lien position; industry risk rating for the same and similar loans; and prior experience with the sponsor. Such analyses are completed and reviewed by asset management personnel and evaluated by senior management on a quarterly basis, utilizing various data sources. The Company's ability to collect on the loans referenced in note 6 is sensitive to interest rate changes, general economic conditions, liquidity, existence of an active sales market for properties, and availability of replacement financing.

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

Changes in the Company's allowance for credit loss were as follows (dollars in thousands):

	June 30, 2026	December 31, 2025
CECL allowance at beginning of year	$275	$270
Provision for credit loss	—	5
Ending balance	$275	$275
Note 8 – Restricted Cash
The restricted cash reflected on the consolidated balance sheets represents funds that are held by the Company specifically for capital improvements at certain multifamily properties owned by unconsolidated joint ventures.

Note 9 – Investment in Unconsolidated Ventures
At June 30, 2026 and December 31, 2025, the Company held interests in unconsolidated joint ventures that own ten multifamily properties (the "Unconsolidated Properties"). The condensed balance sheets below present information regarding such properties (dollars in thousands):

	June 30, 2026	December 31, 2025
ASSETS
Real estate properties, net of accumulated depreciation of $103,044 and $95,747	$358,068	$363,451
Cash and cash equivalents	7,194	7,506
Other assets	9,775	11,756
Total Assets	$375,037	$382,713

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $1,063 and $1,106	$283,772	$285,379
Accounts payable and accrued liabilities	8,277	9,435
Total Liabilities	292,049	294,814
Commitments and contingencies
Equity:
Total unconsolidated joint venture equity	82,988	87,899
Total Liabilities and Equity	$375,037	$382,713

BRT's interest in joint venture equity	$43,297	$46,121

At the indicated dates, real estate properties of the unconsolidated joint ventures consist of the following (dollars in thousands):

	June 30, 2026	December 31, 2025
Land	$54,272	$54,272
Building	387,415	387,364
Building improvements	19,425	17,562
Real estate properties	461,112	459,198
Accumulated depreciation	(103,044)	(95,747)
Total real estate properties, net	$358,068	$363,451

At June 30, 2026 and December 31, 2025, the weighted average interest rate on the mortgages payable is 4.19% and 4.21%, respectively, and the weighted average remaining term to maturity is 3.0 years and 3.3 years, respectively. On June 9, 2026, the Stono Oaks joint venture exercised its right to extend the $37,200,000, 5.83% floating interest rate construction loan secured by its assets through June 8, 2027. Such venture is also entitled, subject to the satisfaction of certain conditions, to further extend the loan maturity through June 2028.

Note 9 – Investment in Unconsolidated Ventures (continued)
The condensed income statements below present information regarding the Unconsolidated Properties (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Rental and other revenue	$13,847	$11,927	$27,279	$23,636
Total revenues	13,847	11,927	27,279	23,636

Expenses:
Real estate operating expenses	6,878	5,744	13,383	10,917
Interest expense	3,241	2,770	6,436	5,515
Depreciation and amortization	3,917	3,163	8,115	6,911
Total expenses	14,036	11,677	27,934	23,343
Total revenues less total expenses	(189)	250	(655)	293
Other equity (loss) earnings	145	18	139	108
Net (loss) income	$(44)	$268	$(516)	$401

BRT's equity in (loss) earnings	$(1)	$299	$(309)	$712

Note 10 – Debt Obligations

Debt obligations consist of the following (dollars in thousands):

	June 30, 2026	December 31, 2025
Mortgages payable	$473,486	$475,697
Junior subordinated notes	37,400	37,400
Credit facility	—	—
Deferred financing costs (1)	(4,341)	(4,831)
Total debt obligations, net of deferred costs	$506,545	$508,266
__________________________________________
(1) Excludes $167 and $236 of deferred financing costs related to the credit facility which are reflected in other assets at June 30, 2026 and December 31, 2025, respectively.

Mortgages Payable

At June 30, 2026 and December 31, 2025, the weighted average interest rate on the Company's mortgage payables was 4.22% and 4.22%, and the weighted average remaining term to maturity is 5.9 years and 6.4 years, respectively. For the three months ended June 30, 2026 and 2025, interest expense, which includes amortization of deferred financing costs, was $5,368,000 and $5,023,000, respectively. For the six months ended June 30, 2026 and 2025, interest expense, which includes amortization of deferred financing costs, was $10,704,000 and $10,014,000, respectively.

In July 2026, the Company refinanced the maturing mortgage of $27,767,000 (bearing an interest rate of 3.73%) on Civic Center 2 - Southaven, MS with a new mortgage of $47,864,000; such new mortgage matures on August 1, 2036, bears a fixed interest rate of 5.38% and is interest only through maturity.

Credit Facility

The Company's credit facility with an affiliate of Valley National Bank ("VNB"), allows the Company to borrow, subject to compliance with borrowing base requirements and other conditions, up to $40,000,000. The facility can be used to facilitate

Note 10 – Debt Obligations (continued)

the acquisition of multifamily properties, repay mortgage debt secured by multifamily properties and for operating expenses (i.e., working capital (including dividend payments)); provided that no more than $25,000,000 may be used for operating expenses. The facility is secured by the cash available at VNB and the Company's pledge of the interests in the entities that own the properties, and matures in September 2027.

The interest rate on the credit facility, which adjusts monthly and is subject to a floor of 6.0%, equals one-month term SOFR plus 250 basis points. The interest rate in effect as of June 30, 2026 is 6.18%. There is an unused facility fee of 0.25% per annum on the total amount committed by VNB and unused by the Company. At June 30, 2026, the Company is in compliance in all material respects with its obligations under the facility.

At June 30, 2026 and December 31, 2025, there was no outstanding balance, respectively, on the facility. Interest expense for the three months ended June 30, 2026 and 2025, which includes amortization of deferred financing costs and unused fees, was $60,000 and $60,000, respectively. Interest expense for the six months ended June 30, 2026 and 2025, which includes amortization of deferred financing costs and unused fees, was $119,000 and $119,000, respectively. The remaining deferred financing costs of $167,000 and $236,000 are recorded as Other Assets on the Consolidated Balance Sheets at June 30, 2026 and December 31, 2025, respectively.

Junior Subordinated Notes

At June 30, 2026 and December 31, 2025, the outstanding principal balance of the Company's junior subordinated notes was $37,400,000, before deferred financing costs of $207,000 and $217,000, respectively. The interest rate on outstanding balance resets quarterly and is equal to three month term SOFR + 2.26%. The interest rate in effect at June 30, 2026 and 2025 was 5.93% and 6.54%, respectively.

The junior subordinated notes require interest only payments through the maturity date of April 30, 2036, at which time repayment of the outstanding principal and unpaid interest become due. Interest expense for the three months ended June 30, 2026 and 2025, which includes amortization of deferred financing costs, was $566,000 and $624,000, respectively. Interest expense for the six months ended June 30, 2026 and 2025, which includes amortization of deferred financing costs, was $1,130,000 and $1,250,000, respectively.

Note 11 – Related Party Transactions

The Company has retained certain of its part-time executive officers and Fredric H. Gould, a director, among other things, to participate in the Company's multifamily property analysis and approval process (which includes service on an investment committee), provide investment advice, and provide long-term planning and consulting with executives and employees with respect to other business matters, as required. The aggregate fees incurred for these services in each of the three months ended June 30, 2026 and 2025 were $446,000 and $425,000, respectively and $892,000 and $850,000 for the six months ended June 30, 2026 and 2025.

Management of a property owned by the Company and a joint venture property are provided by Majestic Property Management LLC. ("Majestic Property"), a company which is indirectly owned by, among others, Jeffrey A. Gould, a director and the Company's chief executive officer and president, and Matthew J. Gould, a director and a senior vice president. Certain of the Company's officers are also members of management of Majestic Property. Majestic Property also provides real estate brokerage and construction supervision services to these properties. These fees amounted to $9,000 and $6,000 for the three months ended June 30, 2026 and 2025 and $17,000 and $15,000 for the six months ended June 30, 2026 and 2025.

Pursuant to a shared services agreement between the Company and several affiliated entities, including Gould Investors
L.P. ("Gould Investors"), the owner and operator of a diversified portfolio of real estate and other assets, and One Liberty Properties, Inc., a NYSE listed equity REIT, (i) the services of the part- time personnel that perform certain executive, administrative, legal, accounting and clerical functions and (ii) certain facilities and other resources, are provided to the Company by other entities. The allocation of expenses for the facilities, personnel and other resources shared by, among others, the Company and Gould Investors, is determined in accordance with such agreement and is included in general and administrative expense on the consolidated statements of operations. During the three months ended June 30, 2026 and 2025, allocated general and administrative expenses reimbursed by the Company to Gould Investors pursuant to the shared services agreement aggregated was $251,000 and $163,000, respectively and $504,000 and $341,000 for the six months ended

Note 11 – Related Party Transactions (continued)

June 30, 2026 and 2025. Messrs. J. Gould and M. Gould, are executive officers of Georgetown Partners, LLC, the managing general partner of Gould Investors.

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

Loan Receivables: At June 30, 2026, the estimated fair value of the loan receivables is greater than their carrying value by approximately $31,000, based on market interest rates ranging from 6.12% to 6.48%. At December 31, 2025, the estimated fair value of the Company's loan receivables, is greater than their carrying value by approximately $193,000, based on market interest rates ranging from 5.87% to 6.06%. The Company values its loan receivables using a discounted cash flow analysis of the expected cash flow of each instrument.

Junior subordinated notes: At June 30, 2026 and December 31, 2025, the estimated fair value of the notes is lower than their carrying value by approximately $7,218,000 and $3,897,000, respectively, based on a market interest rate of 8.98% and 7.60%, respectively. The Company values its junior subordinated notes using a discounted cash flow analysis on the expected cash flows of each instrument.

Mortgages payable: At June 30, 2026, the estimated fair value of the Company’s mortgages payable is lower than their carrying value by approximately $25,752,000, assuming market interest rates between 5.28% and 5.68%. At December 31, 2025, the estimated fair value of the Company's mortgages payable was lower than their carrying value by approximately $21,107,000, assuming market interest rates between 4.79% and 5.44%. Market interest rates were determined using rates which the Company believes reflects institutional lender yield requirements at the balance sheet dates. The Company values its mortgages payable using a discounted cash flow analysis on the expected cash flows of each instrument.

Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value. The fair value of debt obligations are considered to be Level 2 valuations within the fair value hierarchy.

Note 13 – Commitments and Contingencies

From time to time, the Company and/or its subsidiaries are parties to legal proceedings that arise in the ordinary course of business, and in particular, personal injury claims involving the operations of the Company's properties. Although management believes that the primary and umbrella insurance coverage maintained with respect to such properties is sufficient to cover

Note 13 – Commitments and Contingencies (continued)

claims for compensatory damages, many of these personal injury claims also assert claims for exemplary (i.e, punitive) damages. Generally, insurance does not cover claims for exemplary damages.

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

Note 15 – Subsequent Events

Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of June 30, 2026, that warrant additional disclosure, have been included in the notes to the consolidated financial statements.

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

Overview
We own and operate multifamily properties. These properties may be wholly owned by us or by unconsolidated joint ventures in which we contributed a portion of the equity. At June 30, 2026, we: (i) wholly-own 21 multifamily properties with an aggregate of 5,420 units and a carrying value of $585.3 million; (ii) have ownership interests, through unconsolidated entities, in ten multifamily properties with 2,891 units and a carrying value of $43.3 million; (iii) have preferred equity interests in two multifamily properties with a carrying value of $17.8 million; and (iv) own other assets, through consolidated and unconsolidated subsidiaries, with a carrying value of $1.5 million. The 31 multifamily properties are located in 11 states; most of these properties are located in the Southeast United States and Texas.
Contemplated Acquisitions
On June 2, 2026, we entered into an agreement to acquire Ranch Lake Apartments, a 336-unit multifamily property located in Bradenton, Florida. The purchase price is approximately $80 million (subject to customary closing purchase price adjustments), including the assumption of an approximately $45.7 million mortgage insured by the United States Department of Housing and Urban Development ("HUD"). The mortgage carries an interest rate of 2.91% and matures in 2056. The completion of the transaction, which is anticipated to close in the first quarter of 2027, is subject to, among other things, HUD and lender approval of the mortgage assumption, and other customary closing conditions. Based on information provided by the seller (which information has not been audited or reviewed by our independent auditors), the revenues for this property were approximately $1.8 million and $7.4 million for the three and twelve months ended April 30, 2026, respectively, and the real estate operating expenses were $765,000 and $3.2 million, respectively. See Notes 5 to our consolidated financial statements.

We anticipate that in August 2026, we will acquire, through a joint venture in which we anticipate having a 70% interest, a multifamily property located in Houston, Texas for approximately $33 million; the venture anticipates funding the purchase price in part by obtaining an approximate $23.4 million mortgage which will mature in 2033 and will carry a currently estimated annual interest rate of 5.5%. We anticipate contributing approximately $8.8 million of the equity toward the purchase, including $1.9 million of working capital reserves, and incurring an estimated $450,000 of transaction costs and $700,000 in deferred financing costs, which costs will be amortized over time. We can provide no assurance that this transaction will be completed on the terms or time frame indicated or that it will be accretive to earnings.

Table of Content
Completed and Contemplated Refinancings
On June 9, 2026, the Stono Oaks joint venture exercised its right to extend the maturity of its $37.2 million, 5.83% floating interest rate construction loan through June 9, 2027. Such venture is also entitled, subject to the satisfaction of certain conditions, to further extend the loan maturity through June 2028.
In July 2026, we refinanced the maturing mortgage of $27.8 million (bearing an interest rate of 3.73%) on our Civic Center 2 - Southaven, MS property with a new mortgage of $47.9 million; such mortgage debt matures in August 2036, bears a fixed interest rate of 5.38% and is interest only through maturity (the "Civic 2 Refinancing").
During the quarter ending September 30, 2026, we have a maturing mortgage principal amount of $23.7 million and bearing an interest rate of 3.97%. We anticipate that (i) we will refinance this mortgage (the "Contemplated Refinancing") by obtaining new mortgage debt of approximately $27.2 million, (ii) the new debt will mature in 2036 and (iii) will carry a fixed interest rate of approximately 5.45%. We can provide no assurance that this refinancing will be completed or if completed will be on the indicated terms.

The Civic 2 Refinancing and Contemplated Refinancings are expected to result in a $23.6 million increase in mortgage debt and an increase in the respective weighted average interest rate from the current 4.21% to an estimated weighted average interest rate of 4.35%. As a result, our quarterly interest expense is anticipated to increase by approximately $480,000 per quarter (including $99,000 from unconsolidated joint ventures).

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

We anticipate that our mortgage interest expense will increase as we refinance the aggregate $51.4 million and $103.1 million of principal balances of mortgage debt maturing in 2026 and 2027, respectively (including $23.7 million and $60.3 million of such principal balances at unconsolidated subsidiaries maturing in 2026 and 2027, respectively) because current comparable mortgage interest rates are generally higher than the weighted average interest rate on such maturing mortgages (i.e, the weighted average interest rate on the mortgages on our consolidated and unconsolidated properties maturing through December 31, 2027 is 4.40%) and the interest rate on the Civic 2 Refinancing we completed in mid-July was 5.38%.

Results of Operations

Three months ended June 30, 2026 compared to three months ended June 30, 2025.

Revenues

The following table compares our revenues for the periods indicated:

	Three Months Ended June 30,
(Dollars in thousands):	2026	2025	Increase (Decrease)	% Change
Rental and other revenue from real estate properties	$24,041	$23,729	$312	1.3%
Loan interest and other income	433	468	(35)	(7.5)%
Total revenues	$24,474	$24,197	$277	1.1%

Rental and other revenue from real estate properties

The increase is due primarily to (i) $177,000 in improvements to rental rates and occupancy rates; and (ii) $159,000 in other revenue (e.g., cable and cancellation fees).
Expenses

The following table compares our expenses for the periods indicated:

	Three Months Ended June 30,
(Dollars in thousands)	2026	2025	Increase (Decrease)	% Change
Real estate operating expenses	$11,382	$11,117	$265	2.4%
Interest expense	5,993	5,707	286	5.0%
General and administrative	3,534	3,744	(210)	(5.6)%
Depreciation and amortization	6,708	6,580	128	1.9%
Total expenses	$27,617	$27,148	$469	1.7%

Real estate operating expenses

The change is due primarily to increases of (i) $108,000, primarily in water and sewer, and trash removal charges; (ii) $107,000 in real estate taxes due to higher property value assessments at Crossings of Bellevue and Verandas at Alamo Ranch; (iii) $100,000 advertising and leasing costs; and (iv) $92,000 in payroll costs. The decrease was offset by a $118,000 decrease in insurance expense due lower premiums on our master insurance policy.

Interest expense

The change is due primarily to the additional $363,000 mortgage interest expense related to the refinancing of the River Place, Boerne and Civic 1 mortgages in December 2025 (collectively, the "December Refinancings") which added $29 million to our debt at a higher interest rate (a weighted average interest rate of 4.95%) than the debt that was paid off.

General and administrative

Contributing to the decreases were (i) a net $186,000 in non-cash expense related to reduced amortization of equity awards due to the accelerated vesting of restricted stock in prior periods upon the retirements of executives and less favorable assessments as to the achievability of metrics associated with restricted stock units ("RSUs") and (ii) $88,000 in payroll costs due to reductions in headcount and compensation levels.

Depreciation and amortization

The increase is due primarily to faster rates of depreciation associated with certain property improvements.

Table of Content
Equity in (loss) earnings of unconsolidated joint ventures
Equity in (loss) earnings from unconsolidated joint ventures decreased to a loss of $1,000 for the three months ended June 30, 2026 from earnings of $299,000 for the three months ended June 30, 2025. The decrease is primarily due to our share of losses at properties acquired subsequent to the quarter ended June 30, 2025 (i.e., 1322 North and Oaks at Victory, collectively, "North/Oaks") including (i) $445,000 in depreciation of tangible assets, and (ii) $262,000 in amortization of lease intangibles. We anticipate that $121,000 in amortization of these lease intangibles will be incurred for the three months ending September 30, 2026, at which point such intangibles will be fully amortized.

The decrease was offset by an improvement in results recognized at our same store unconsolidated properties.

Insurance recovery of casualty loss
During the three months ended June 30, 2025, we received $189,000 insurance reimbursements from casualty events that occurred at our Silvana Oaks property. There were no reimbursements in the corresponding period in 2026.

Table of Content
Results of Operations
Six Months Ended June 30, 2026 compared to Six Months Ended June 30, 2025.
Revenues

The following table compares our revenues for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands):	2026	2025	Increase (Decrease)	% Change
Rental and other revenue from real estate properties	$48,211	$47,348	$863	1.8%
Loan interest and other income	868	955	(87)	(9.1)%
Total revenues	$49,079	$48,303	$776	1.6%

Rental and other revenue from real estate properties

The increase is due to (i) $690,000 increases in occupancy and rental rates and (ii) $226,000 in other revenue.
Loan interest and other income

The decrease is due primarily to decreased interest and investment income and the inclusion, in the corresponding period of 2025, of a gain associated with an easement sale.

Expenses

The following table compares our expenses for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025	Increase (Decrease)	% Change
Real estate operating expenses	$21,871	$21,667	$204	0.9%
Interest expense	11,953	11,383	570	5.0%
General and administrative	7,401	7,814	(413)	(5.3)%
Depreciation and amortization	13,391	13,121	270	2.1%
Total expenses	$54,616	$53,985	$631	1.2%

Real estate operating expenses

The change is due primarily to increases of (i) $166,000 in advertising and leasing costs; (ii) $111,000 in repairs and maintenance; (iii) $110,000 in miscellaneous expenses, and (iv) $84,000 in real estate taxes.

The increase was offset primarily by a $227,000 decrease in insurance expenses related to our master insurance policy.

Interest expense

The change is due primarily to the additional $720,000 mortgage interest expense related to the December Refinancings. The increase was offset primarily by a $121,000 decrease in such expense due to the decrease in the interest rate on our floating rate junior subordinated debt.

General and administrative

Contributing to the decreases were (i) a net $406,000 decrease in non-cash expense related to reduced amortization associated with equity awards due to the accelerated vesting of restricted stock in prior periods upon the retirements of executives, reversal of expenses associated with restricted stock units forfeited by retired employees, and a less favorable assessment as to the achievability of metrics associated with restricted stock units, (ii) the inclusion, in the corresponding period of 2025, of $110,000 in professional fees associated with out-of-scope audit procedures expensed in the six months ended June 30, 2025, and (iii) $83,000 in reduced payroll costs due to reduced headcount and compensation levels.

Table of Content
The decrease was offset primarily by a $123,000 increase in allocated expenses related to legal expense associated with increased acquisition and refinancing activity.

Depreciation and amortization
The increase is due primarily to faster rates of depreciation associated with certain property improvements.

Equity in (loss) earnings of unconsolidated joint ventures
Equity in (loss)earnings from unconsolidated joint ventures decreased to a loss of $309,000 for the six months ended June 30, 2026 from earnings of $712,000 for the six months ended June 30, 2025. The decrease is primarily due to our $1.2 million share of losses recognized at North/Oaks. Included in the losses are (i) $877,000 in depreciation of tangible assets, and (ii) $819,000 in amortization of lease intangibles. The lease intangibles will be fully amortized by September 30, 2026.

The decrease was offset by an improvement in results recognized at our same store unconsolidated properties.

Insurance recovery of casualty loss
During the six months ended June 30, 2026, we received $136,000 of insurance reimbursements from casualty events that occurred at our Bells Bluff and River Place properties compared to $257,000 of reimbursements received during the six months ended June 30, 2025.

Liquidity and Capital Resources

We require funds to pay operating expenses and debt service obligations, acquire and/or invest in properties (including alternative investments), make capital and other improvements, fund capital contributions, pay dividends and to continue to repurchase our common stock. Generally, our primary sources of capital and liquidity are the operations of our multifamily properties (including distributions and/or income from the preferred equity investments and the operations of the unconsolidated multifamily properties), mortgage debt financings and refinancings (including proceeds (in excess of refinanced amounts), from the refinancing of properties that appreciated in value since the original financing), property sales, the issuance of shares of our common stock pursuant to our at-the-market distribution and dividend reinvestment programs, borrowings from our credit facility and our available cash. At August 3, 2026, our available liquidity was approximately $53 million, including $13 million of cash and cash equivalents and $40 million available under our credit facility.

We anticipate that from July 1, 2026 through December 31, 2028, our operating expenses, $80.6 million of mortgage amortization and interest expense (including $28.0 million from unconsolidated joint ventures), $51.4 million, $103.1 million and $104.6 million of balloon payments with respect to mortgages maturing in 2026, 2027 and 2028, respectively (including $23.7 million, $60.3 million and $66.7 million maturing in 2026, 2027 and 2028, respectively, from unconsolidated joint ventures), interest expense on our junior subordinated notes, estimated cash dividend payments of at least $46.9 million (assuming (i) the current quarterly dividend rate of $0.25 per share and (ii) 18.8 million shares outstanding), will be funded in part from cash generated from operations (including distributions from unconsolidated joint ventures). Our operating cash flow and available cash is insufficient to fully fund the $259.1 million (including $150.7 million at unconsolidated joint ventures) of balloon payments due through 2028, and if we are unable to refinance such debt on acceptable terms, we may need to issue additional equity or dispose of properties, in each case on potentially unfavorable terms.

Our ability to acquire or invest in additional multifamily property opportunities and implement value-add projects is limited by our available cash and our ability to (i) draw on our credit facility, (ii) obtain, on acceptable terms, mortgage debt from lenders, (iii) obtain proceeds from the sale and/or refinancing of properties that have appreciated in value, and (iv) raise capital from the issuance of our common stock.

At June 30, 2026, we had mortgage debt of $760.3 million (including $286.6 million of mortgage debt at of our unconsolidated subsidiaries). Our unconsolidated mortgage debt of $286.6 million is gross of $1.8 million in fair market value adjustments. The mortgage debt at our: (i) consolidated properties had a weighted average interest rate of 4.22% and a weighted average remaining term to maturity of approximately 5.9 years, and (ii) at our unconsolidated subsidiaries had a weighted average interest rate of 4.19% and a remaining term to maturity of approximately 3.1 years.

Table of Content
Junior Subordinated Notes
As of June 30, 2026, $37.4 million (excluding deferred costs of $207,000) in principal amount of our junior subordinated notes is outstanding. These notes mature in April 2036, contain limited covenants (including covenants prohibiting us from paying dividends or repurchasing capital stock if there is an event of default (as defined therein) on these notes), are redeemable at our option and bear an interest rate, which resets and is payable quarterly, at a rate of three-month term SOFR plus 250 basis points. At June 30, 2026 and 2025, the interest rate on these notes was 5.93% and 6.54%, respectively.
Credit Facility
Our credit facility with VNB New York, LLC, an affiliate of Valley National Bank (collectively, "VNB"), allows us to borrow, subject to compliance with borrowing base requirements and other conditions, up to $40 million, (i) for the acquisition of, and investment in, multifamily properties, (ii) to repay mortgage debt secured by multifamily properties and (iii) for Operating Expenses (i.e., working capital (including dividend payments) and operating expenses); provided, that not more than $25 million may be used for Operating Expenses. The credit facility is secured by cash accounts maintained by us at VNB (and we are required to maintain substantially all of our bank accounts at VNB), and the pledge of our interests in the entities that own the unencumbered multifamily properties used in calculating the borrowing base. The credit facility bears an annual interest rate, which resets monthly, equal to one-month term SOFR plus 250 basis points, with a floor of 6.00%. There is an annual fee of 0.25% on the total amount committed by VNB and unused by us. The credit facility matures in September 2027. Net proceeds received from the sale, financing or refinancing of our properties are generally required to be used to repay amounts outstanding on the facility. The interest rate in effect at June 30, 2026 and July 31, 2026, was 6.18% and 6.16% respectively. As of July 31, 2026, there was no outstanding balance on the credit facility and $40 million is available to be borrowed thereunder.
The terms of the credit facility include certain restrictions and covenants which, among other things, limit the incurrence of liens, require that we maintain and include in the collateral securing the facility at least two unencumbered properties with an aggregate value (as calculated pursuant to the facility) of at least $50 million, and require compliance with financial ratios relating to, among other things, maintaining a minimum tangible net worth of $140 million, the minimum amount of debt service coverage with respect to the properties (and amounts drawn on the credit facility) used in calculating the borrowing base. Net proceeds received from the sale, financing or refinancing of wholly-owned properties are generally required to be used to repay amounts outstanding under the credit facility. At June 30, 2026, we were in compliance in all material respects with the requirements of the facility.

Other Financing Sources and Arrangements

At June 30, 2026, we are joint venture partners in unconsolidated joint ventures which own ten multifamily properties. Our investments in these joint venture properties had a net-equity carrying value of $43.3 million and the distributions to us from these joint venture properties during the three months ended June 30, 2026 contributed $1.3 million to our liquidity and cash flow. We may be required to make significant capital contributions with respect to these properties. The underlying properties are subject to mortgage debt, which is not reflected on our consolidated balance sheet, of $286.6 million. Although BRT Apartments Corp. is not the obligor with respect to such mortgage debt, the loss of any of these properties due to mortgage foreclosure or similar proceedings would have a material adverse effect on our results of operations and financial condition. See note 9 to our consolidated financial statements.

At June 30, 2026, we had preferred equity investments in two multifamily properties and during the quarter ended June 30, 2026, we generated $322,000 of loan interest income from these investments. At June 30, 2026, these investments had a carrying value of $17.8 million, are unsecured and are structurally subordinate to (including the payment of the returns thereon), an aggregate of $50.8 million of mortgage debt (which is not reflected on our consolidated balance sheet) bearing a weighted average interest rate of 4.81% and a weighted average remaining term to maturity of 4.36 years. Although we are not the obligor with respect to such mortgage debt, the loss of any of these investments due to mortgage foreclosure or similar proceedings would have a material adverse effect on our results of operations and financial condition. See note 6 to our consolidated financial statements.

Table of Content
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

On July 9, 2026, we paid a quarterly cash dividend of $0.25 per share to holders of record of our common stock as of the close of business on June 25, 2026.

We carefully monitor our discretionary spending. Our largest recurring discretionary expenditure has been our quarterly dividend (which was $0.25 per share of common stock, or approximately $4.7 million, with respect to the dividend paid in July 2026) and repurchases of our common stock. With respect to our dividend payments, our board of directors, on a quarterly basis, evaluates the timing and amount of our dividend based on its assessment of, among other things, our short and long term cash and liquidity requirements, prospects, debt maturities, projections of our REIT taxable income, net income, funds from operations, and adjusted funds from operations. With respect to our stock repurchases, management evaluates the appropriateness of such repurchases in light of, among other things, available alternative investments, and our capital and liquidity requirements (near and long term).

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

The tables below provides a reconciliation of net loss determined in accordance with GAAP to FFO and AFFO on a dollar and per share basis for each of the indicated periods (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
GAAP Net loss attributable to common stockholders	$(3,221)	$(2,566)	$(5,903)	$(4,918)
Add: depreciation and amortization of properties	6,708	6,580	13,391	13,121
Add: our share of depreciation in unconsolidated joint venture properties	2,022	1,436	4,268	2,969
Adjustments for non-controlling interests	(4)	(4)	(8)	(8)
NAREIT Funds from operations attributable to common stockholders	5,505	5,446	11,748	11,164

Adjustments for: deferred rent concessions and straight line rent	23	(179)	(166)	(81)
Adjustments for: our share of straight-line rent and rent concession accruals from unconsolidated joint venture properties	(17)	5	(48)	(7)
Add: amortization of restricted stock and RSU expense	948	1,135	1,870	2,277
Add: amortization of deferred mortgage and debt costs	280	284	559	567
Add: our share of deferred mortgage costs from unconsolidated joint venture properties	41	30	84	60
Add: amortization of fair value adjustment for mortgage debt	69	126	141	255
Adjusted funds from operations attributable to common stockholders	$6,849	$6,847	$14,188	$14,235

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
GAAP Net loss attributable to common stockholders	$(0.17)	$(0.14)	$(0.31)	$(0.26)
Add: depreciation and amortization of properties	0.35	0.35	0.70	0.69
Add: our share of depreciation in unconsolidated joint venture properties	0.11	0.08	0.23	0.16
Adjustment for non-controlling interests	—	—	—	—
NAREIT Funds from operations per diluted common share	0.29	0.29	0.62	0.59

Adjustments for: deferred rent concessions and straight line rent	—	(0.01)	(0.01)	—
Adjustments for: our share of straight-line rent and rent concession accruals in unconsolidated joint venture properties	—	—	—	—
Add: amortization of restricted stock and RSU expense	0.06	0.05	0.10	0.12
Add: amortization of deferred mortgage and debt costs	0.01	0.02	0.03	0.03
Add: our share of deferred mortgage and debt costs from unconsolidated joint venture properties	—	—	—	—
Add: amortization of fair value adjustment for mortgage debt	—	0.01	0.01	0.01
Adjusted funds from operations per diluted common share	$0.36	$0.36	$0.75	$0.75

Diluted shares outstanding for FFO and AFFO	18,825,000	18,909,000	18,896,000	18,906,000
Three Months Ended June 30, 2026 and 2025
FFO for the three months ended June 30, 2026 improved slightly on an absolute dollar basis from the corresponding quarter in the prior year primarily due to (i) an increase in rental revenues, and (ii) a decrease in expenses relating to equity awards. The improvement was offset by, among other things, by (i) an increase in interest expense, (ii) decrease in straight-line rent revenue related to concessions, (iii) a reduction in insurance recovery of casualty loss, and (iv) a decrease in other income.
AFFO for the three months ended June 30, 2026 improved nominally on an absolute dollar basis from the corresponding prior year due to the factors contributing to the changes in FFO, excluding the impact of straight-line rent revenue adjustments and expenses relating to equity awards.
See "Results of Operations - Three Months Ended June 30, 2026 compared to three months ended June 30, 2025" for a discussion of these changes.
Six Months Ended June 30, 2026 and 2025
FFO for the six months ended June 30, 2026 increased on an absolute dollar basis from the corresponding period in the prior year primarily due to (i) an improvement in operating margins due to an increase in rental revenues, and (ii) a decrease in expenses relating to equity awards. The increase was offset primarily by (i) an increase in interest expense, (ii) a decrease in other income, and (iii) a reduction in insurance recovery of casualty loss.
AFFO for the six months ended June 30, 2026 decreased on an absolute dollar basis from the corresponding prior year period due to the factors contributing to the changes in FFO, excluding the impact of straight-line rent revenue adjustments and expenses related to equity awards.
See "Results of Operations - Six Months Ended June 30, 2026 compared to six months ended June 30, 2025" for a discussion of these changes.

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
The following table provides a reconciliation of net income attributable to common stockholders as computed in accordance with GAAP to NOI of our consolidated properties for the periods presented (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Variance	2026	2025	Variance
GAAP Net loss attributable to common stockholders	$(3,221)	$(2,566)	$(655)	$(5,903)	$(4,918)	$(985)
Less: Loan interest and other income	(433)	(468)	35	(868)	(955)	87
Add: Interest expense	5,993	5,707	286	11,953	11,383	570
General and administrative	3,534	3,744	(210)	7,401	7,814	(413)
Depreciation and amortization	6,708	6,580	128	13,391	13,121	270
Provision for taxes	37	60	(23)	113	118	(5)
Less: Insurance recoveries	—	(189)	189	(136)	(257)	121
Adjust for: Equity in loss (earnings) of unconsolidated joint venture properties	1	(299)	300	309	(712)	1,021
Add: Net income attributable to non-controlling interests	40	43	(3)	80	87	(7)
Net Operating Income	$12,659	$12,612	$47	$26,340	$25,681	$659
Less: Non-same store Net Operating Income	285	316	(31)	572	638	(66)
Same store Net Operating Income	$12,374	$12,296	$78	$25,768	$25,043	$725

For the three months ended June 30, 2026, NOI increased from the corresponding period in 2025 primarily due to a $336,000 increase in rental revenue offset by a $258,000 increase in real estate operating expenses. See "Results of Operations - Three Months Ended June 30, 2026 Compared to the Three Months ended June 30, 2025" for a discussion of these changes.

For the six months ended June 30, 2026, NOI increased from the corresponding period in 2025 primarily to a $915,000 increase in rental revenue offset by a $190,000 increase in real estate operating expenses. See "Results of Operations - Six months Ended June 30, 2026 compared to the Six Months ended June 30, 2025" for a discussion of these changes.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Substantially all of our mortgage debt bears interest at fixed rates. Our junior subordinated notes bear interest at the rate of three month term SOFR plus 226 basis points. At June 30, 2026, the interest rate on these notes was 5.93%. Our credit facility bears interest at the rate of one month term SOFR plus 250 basis points and has a minimum interest rate of 6.00%. At June 30, 2026, the interest rate on the credit facility was 6.18%. A 100 basis point change in interest rates would change our related interest expense on our junior subordinated notes by approximately $374,000 annually. A 100 basis point change in interest rates would not change the interest expense on our credit facility as no amount was outstanding thereunder at June 30, 2026.

Item 4. Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based upon that evaluation, these officers concluded that as of June 30, 2026 our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

The following table summarizes our purchases of our common stock during the three months ended June 30, 2026:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 - April 30, 2026	142,445	$13.98	142,445	$6,609,702	(1)
May 1 - May 31, 2026	—	—	—	$6,609,702
June 1 -June 30, 2026	60,383	$14.98	60,383	$5,705,115
Total	202,828		202,828

(1) In March 2026, the Board of Directors replenished the value of the shares we are able to repurchase pursuant to the program to $10 million of shares (a replenishment of $4.96 million of shares), and extended such program through December 31, 2028. We are authorized to repurchase shares in open market or privately negotiated transactions (including related party transactions).
__________________________

From July 1, 2026 through July 16, 2026, we repurchased 48,523 shares of our common stock at an average price of $15.12 per share for an aggregate cost of $733,000. After giving effect to such repurchases, approximately $4.97 million of shares of common stock are available to be repurchased under the share repurchase program. We anticipate continuing to repurchase shares of our common stock.

Item 5. Other Information

Disclosure of 10b5-1 Plans

None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c ) or any "non-Rule 10b5-1 trading arrangement" in effect at any time during the three months ended June 30, 2026.

Equity Incentive Program Activity

On June 23, 2026, we awarded an aggregate of 171,788 shares subject to restricted stock units (“RSUs”), and related dividend equivalent rights. Generally, the awards vest in 2029 subject to the satisfaction of, among other things, market and performance conditions similar to the conditions applicable to the RSUs granted in 2025.

In August 2026, we determined that the performance and market conditions with respect to the vesting of 176,625 RSUs and the related dividend equivalents rights awarded in 2023 had not been met as of June 30, 2026. Accordingly, all of such awards were cancelled and forfeited.

Terminated Transaction
As previously reported, on July 8, 2026, we entered into an agreement to acquire, subject to the satisfaction of certain conditions, The Waterford on Piedmont, a 153-unit, ten-story high-rise multifamily property located in the Midtown submarket of Atlanta, Georgia, for a purchase price of $35 million. On July 23, 2026, we terminated the agreement and shortly therafter received our down payment in full.

Item 6. Exhibits

Exhibit No.	Title of Exhibits
10.1*	Form of Performance Award Agreement for grants in 2026 pursuant to the 2026 Incentive Plan
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements. XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Date File (formatted as inline XBRL and contained in Exhibit 101)
_____________________________________________
* Management contract or compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRT APARTMENTS CORP.

August 10, 2026	/s/ Jeffrey A. Gould
Jeffrey A. Gould Chief Executive Officer and President (Principal Executive Officer)

August 10, 2026	/s/ Isaac Kalish
Isaac Kalish Chief Financial Officer and Senior Vice President (Principal Financial Officer)