Form 10-Q
period 2026-09-30
BRT Apartments Corp.
filed 2026-11-05
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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
18,402,111 shares of Common Stock,
par value $0.01 per share, outstanding on November 2, 2026

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
•we refer to certain entities as “affiliated entities”, because such entities share with us certain executive personnel and ownership. Our “affiliated entities” include Gould Investors L.P. (“Gould Investors”), a master limited partnership involved primarily in the ownership and operation of a diversified portfolio of real estate and other assets; Georgetown Partners LLC (“Georgetown”), which is the managing general partner of Gould Investors and which is controlled by Jeffrey A. Gould, our President, Chief Executive Officer and a director, and Matthew J. Gould, our Senior Vice President and a director; One Liberty Properties, Inc. (“OLP”), a NYSE listed industrial focused REIT; and Majestic Property Management LLC. (“Majestic Property”), a property management company which compensates certain of our executive officers, and which is indirectly owned by, among others, Messrs. J. Gould and M. Gould. The use of the term "affiliated entities" or similar terms does not constitute an acknowledgement that such person(s) or entities are affiliates (as such term is used in the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, of ours or one another;
•"same store properties" refer to properties that we owned and operated for the entirety of periods being compared, except for properties that are in lease-up. We move properties previously excluded from our same store portfolio (because they were in lease up) into the same store designation once they have stabilized (as described below) and such status has been reflected fully in all applicable periods of comparison. Newly constructed, lease-up, development and redevelopment properties are deemed stabilized upon the earlier to occur of the first full calendar quarter beginning (a) 12 months after the property is fully completed and put in service and (b) attainment of at least 90% physical occupancy. All of the properties in our multifamily portfolio are "same store properties", except for the following properties which are owned by unconsolidated joint ventures: Stono Oaks, 1322 North, Oaks at Victory and Riverbend;
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

Item 1. Financial Statements

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	September 30, 2026	December 31, 2025
	(unaudited)	(audited)
ASSETS
Real estate properties, net of accumulated depreciation and amortization of $152,924 and $132,821	$582,309	$596,814
Investments in unconsolidated joint ventures	49,542	46,121
Loan receivables, net of deferred fees of $208 and $252 and allowance for credit loss of $275 and $275	17,767	17,723
Cash and cash equivalents	21,837	25,138
Restricted cash	2,954	2,521
Other assets	19,849	21,496
Total Assets	$694,258	$709,813
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $5,367 and $4,614	$479,549	$471,083
Junior subordinated notes, net of deferred costs of $202 and $217	37,198	37,183
Credit facility	—	—
Accounts payable and accrued liabilities	27,676	24,347
Total Liabilities	544,423	532,613

Commitments and contingencies
Equity:
BRT Apartments Corp. stockholders' equity:
Preferred shares $0.01 par value 2,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized; 17,830 and 17,919 shares outstanding	178	180
Additional paid-in capital	271,969	275,408
Accumulated deficit	(122,273)	(98,346)
Total BRT Apartments Corp. stockholders’ equity	149,874	177,242
Non-controlling interests	(39)	(42)
Total Equity	149,835	177,200
Total Liabilities and Equity	$694,258	$709,813

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except shares and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Rental and other revenue from real estate properties	$24,322	$24,031	$72,533	$71,379
Loan interest and other income	413	403	1,281	1,358
Total revenues	24,735	24,434	73,814	72,737
Expenses:
Real estate operating expenses - including $9 and $11 to related parties for the three months ended and $26 and $26 for the nine months ended	11,584	11,342	33,455	33,009
Interest expense	6,302	5,882	18,255	17,265
General and administrative - including $287 and $206 to related parties for the three months ended and $791 and $548 for the nine months ended	3,522	3,937	10,923	11,751
Depreciation and amortization	6,712	6,619	20,103	19,740
Total expenses	28,120	27,780	82,736	81,765
Total revenues less total expenses	(3,385)	(3,346)	(8,922)	(9,028)
Equity in (loss) earnings of unconsolidated joint ventures	(472)	(75)	(781)	637
Gain on sale of real estate	—	755	—	755
Insurance recovery of casualty loss	—	—	136	257
Loss from continuing operations	(3,857)	(2,666)	(9,567)	(7,379)
Income tax provision	55	2	168	120
Loss from continuing operations, net of taxes	(3,912)	(2,668)	(9,735)	(7,499)
Net income attributable to non-controlling interest	(43)	(39)	(123)	(126)
Net loss attributable to common stockholders	$(3,955)	$(2,707)	$(9,858)	$(7,625)

Weighted average number of shares of common stock outstanding:
Basic and diluted	18,001,913	18,028,496	18,014,979	18,000,615

Net loss per share amounts attributable to common stockholders:
Basic and diluted	$(0.23)	$(0.14)	$(0.58)	$(0.40)

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Shares of Common Stock	Additional Paid-In Capital	(Accumulated Deficit)	Non- Controlling Interest	Total
Balances, December 31, 2025	$180	$275,408	$(98,346)	$(42)	$177,200
Distributions - common stock - $0.25 per share	—	—	(4,727)	—	(4,727)
Restricted stock and restricted stock units vesting	2	(2)	—	—	—
Compensation expense - restricted stock and restricted stock units	—	922	—	—	922
Distributions to non-controlling interests	—	—	—	(60)	(60)
Shares issued through DRIP	—	976	—	—	976
Shares repurchased	(2)	(2,510)	—	—	(2,512)
Net (loss) income	—	—	(2,682)	40	(2,642)
Balances, March 31, 2026	$180	$274,794	$(105,755)	$(62)	$169,157

Distributions - common stock - $0.25 per share	—	—	(4,693)	—	(4,693)
Restricted stock and restricted stock units vesting	2	(2)	—	—	—
Compensation expense - restricted stock and restricted stock units	—	948	—	—	948
Distributions to non-controlling interests	—	—	—	(60)	(60)
Shares issued through DRIP	—	1,103	—	—	1,103
Shares repurchased	(2)	(2,894)	—	—	(2,896)
Net (loss) income	—	—	(3,221)	40	(3,181)
Balances, June 30, 2026	$180	$273,949	$(113,669)	$(82)	$160,378

Distributions - common stock - $0.25 per share	—	—	(4,649)	—	(4,649)
Compensation expense - restricted stock and restricted stock units	—	836	—	—	836
Distributions to non-controlling interests	—	—	—	—	—
Shares issued through DRIP	1	1,164	—	—	1,165
Shares repurchased	(3)	(3,980)	—	—	(3,983)
Net (loss) income	—	—	(3,955)	43	(3,912)
Balances, September 30, 2026	$178	$271,969	$(122,273)	$(39)	$149,835

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Shares of Common Stock	Additional Paid-In Capital	(Accumulated Deficit)	Non- Controlling Interest	Total
Balances, December 31, 2024	$179	$272,275	$(67,485)	$(55)	$204,914
Distributions - common stock - $0.25 per share	—	—	(4,732)	—	(4,732)
Restricted stock and restricted stock units vesting	2	(2)	—	—	—
Compensation expense - restricted stock and restricted stock units	—	1,142	—	—	1,142
Distributions to non-controlling interests	—	—	—	(53)	(53)
Shares issued through DRIP	—	808	—	—	808
Shares repurchased	(1)	(1,381)	—	—	(1,382)
Net (loss) income	—	—	(2,352)	44	(2,308)
Balances, March 31, 2025	$180	$272,842	$(74,569)	$(64)	$198,389

Distributions - common stock - $0.25 per share	—	—	(4,725)	—	(4,725)
Restricted stock and restricted stock units vesting	—	—	—	—	—
Compensation expense - restricted stock and restricted stock units	—	1,135	—	—	1,135
Distributions to non-controlling interests	—	—	—	(45)	(45)
Shares issued through DRIP	1	821	—	—	822
Shares repurchased	(1)	(1,003)	—	—	(1,004)
Net (loss) income	—	—	(2,566)	43	(2,523)
Balances, June 30, 2025	$180	$273,795	$(81,860)	$(66)	$192,049

Distributions - common stock - $0.25 per share	—	—	(4,739)	—	(4,739)
Compensation expense - restricted stock and restricted stock units	—	1,244	—	—	1,244
Distributions to non-controlling interests	—	—	—	(59)	(59)
Shares issued through DRIP	—	831	—	—	831
Shares repurchased	—	—	—	—	—
Net (loss) income	—	—	(2,707)	39	(2,668)
Balances, September 30, 2025	$180	$275,870	$(89,306)	$(86)	$186,658

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(9,735)	$(7,499)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,103	19,740
Amortization of deferred financing costs	864	851
Amortization of debt fair value adjustment	188	379
Amortization of deferred loan fee income	(44)	(46)
Amortization of restricted stock and restricted stock units	2,706	3,521
Equity in loss (earnings) of unconsolidated joint ventures	781	(637)
Gain on sale of real estate	—	(755)
Increases and decreases from changes in other assets and liabilities:
Increase in other assets	(1,280)	(1,851)
Increase in accounts payable and accrued liabilities	3,407	4,075
Net cash provided by operating activities	16,990	17,778

Cash flows from investing activities:
Improvements to real estate properties	(5,598)	(6,124)
Proceeds from the sale of real estate	—	913
Distributions from unconsolidated joint ventures	4,373	2,942
Contributions to unconsolidated joint ventures	(8,575)	(19,130)
Net cash used in investing activities	(9,800)	(21,399)

Cash flows from financing activities:
Proceeds from mortgages payable	47,864	15,776
Credit Spread buydown on new debt	(957)	—
Mortgage payoffs	(35,413)	(15,375)
Mortgage principal payments	(3,419)	(3,594)
Proceeds from credit facility	—	17,500
Repayment of credit facility	—	—
Increase in deferred financing costs	(542)	(587)
Dividends paid	(10,404)	(14,155)
Distributions to non-controlling interests	(120)	(157)
Proceeds from issuance of DRIP shares	3,244	2,461
Repurchase of shares of common stock	(9,391)	(2,386)
Net cash used in financing activities	(9,138)	(517)

Net decrease in cash, cash equivalents, restricted cash and escrows:	$(1,948)	$(4,138)
Cash, cash equivalents, restricted cash and escrows at beginning of period	35,620	40,579
Cash, cash equivalents, restricted cash and escrows at end of period	$33,672	$36,441

Supplemental disclosure of cash flow information:
Cash paid during the period for interest expense	$16,883	$16,109
Cash paid for income taxes and excise taxes	$220	$238

Supplemental disclosure of non-cash financing activity:
Distributions to common stockholders	$3,743	$—

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.
	September 30,
	2026	2025
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$21,837	$21,105
Restricted cash	2,954	4,860
Escrows (Other assets)	8,881	10,476
Total cash, cash equivalents, restricted cash and escrows shown in consolidated statement of cash flows	$33,672	$36,441

BRT APARTMENTS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

Note 1 – Organization and Background

BRT Apartments Corp. (the "Company" or "BRT"), a Maryland corporation, owns and operates multifamily properties. These multifamily properties may be wholly owned by us or by unconsolidated joint ventures in which the Company contributed a portion of the equity.
At September 30, 2026, the Company: (i) wholly-owns 21 multifamily properties located in 11 states with an aggregate of 5,420 units and a carrying value of $580,823,000; (ii) has ownership interests, through unconsolidated entities, in 11 multifamily properties located in four states with an aggregate of 3,083 units and the carrying value of its net equity investment is $49,542,000; (iii) has investments in joint ventures that own two multifamily properties which investments are treated for financial statement purposes as loans (the "Preferred Equity Investments") with a carrying value of $17,767,000; and (iv) owns other assets, through consolidated and unconsolidated subsidiaries, with a carrying value of $1,486,000. The 32 multifamily properties are located in 11 states; most of these properties are located in the Southeast United States and Texas.

The Company conducts its operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

Note 2 – Basis of Preparation

The accompanying interim unaudited consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for such interim periods. The results of operations for the three and nine months ended September 30, 2026 and 2025, are not necessarily indicative of the results for the full year. The consolidated audited balance sheet as of December 31, 2025, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States ("GAAP"). Accordingly, these unaudited statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025 (the "Annual Report") filed with the Securities and Exchange Commission ("SEC").
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
The joint ventures in which the Company has the Preferred Equity Investments were determined to be VIEs, as it has been determined that the equity holders lack the ability to direct the activities of the legal entity that most significantly impact the entity's economic performance. It was determined that the Company is not the primary beneficiary as the Company does not have the power to direct the activities of the VIE that most significantly impact the VIE's performance, and therefore these entities are not consolidated. In accordance with GAAP, these investments are treated as loans. These investments are unsecured and are subordinate, including the payment of the returns thereon, to the mortgage debt encumbering the applicable property.
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

Note 3 – Equity
Equity Distribution Agreements
The Company has equity distribution agreements with three sales agents to sell up to $40,000,000 of its common stock from time-to-time in an at-the-market offering. During the three and nine months ended September 30, 2026 and 2025, the Company did not sell any shares. At September 30, 2026, the Company is authorized to sell an aggregate of $40,000,000 of shares pursuant to the equity distribution agreements.
Common Stock Dividend Distribution
The Company declared a quarterly cash distribution of $0.25 per share, payable on October 6, 2026, to stockholders of record on September 28, 2026.
Share Repurchase Program
Pursuant to the Company’s share repurchase program, as amended from time to time, the Company is authorized to repurchase shares of its common stock through open-market transactions, privately negotiated transactions, or otherwise. On September 17, 2026, the Board of Directors replenished the value of the shares available to be purchased pursuant to this program to $10,000,000 of shares (a replenishment of $6,998,000 of shares from the shares that were available to be repurchased prior to such increase) through December 31, 2028.
During the three months ended September 30, 2026, the Company repurchased 276,014 shares of common stock at an average price per share of $14.43 for an aggregate cost of $3,983,000. During the nine months ended September 30, 2026, the Company repurchased 654,990 shares of common stock at an average price per share of $14.34 for an aggregate cost of $9,391,000. Subsequent to September 30, 2026, the Company repurchased 242,631 shares of our common stock at an average price of $13.51 per share for an aggregate cost of $3,279,000, including 50,129 shares repurchased from a related party, as described in Note 11 - Related Party Transactions. At November 2, 2026, up to $5,441,000 of shares were available to be repurchased under the program.

Note 3 – Equity (continued)
During the three months ended September 30, 2025, the Company did not repurchase any shares of common stock. During the nine months ended September 30, 2025, the Company repurchased 142,080 shares of common stock at an average price per share of $16.79 for an aggregate cost of $2,386,000.
Dividend Reinvestment Plan
The Dividend Reinvestment Plan (the “DRP”), among other things, provides stockholders with the opportunity to reinvest all or a portion of their cash dividends paid on the Company’s common stock in additional shares of its common stock, at a discount, determined in the Company’s sole discretion, of up to 5% from the market price for the common stock (as such price is calculated pursuant to the DRP). The discount from the market price is currently 3%. During the three and nine months ended September 30, 2026, 79,863 and 231,089 shares were issued in lieu of cash dividends of $1,165,000 and $3,244,000, respectively. During the three and nine months ended September 30, 2025, 53,787 and 150,416 shares were issued in lieu of cash dividends of $831,000 and $2,461,000, respectively.
Stock Based Compensation
In June 2026, the Company's stockholders approved the 2026 Incentive Plan (the "2026 Plan"). This plan permits the Company to grant: (i) stock options, restricted stock, restricted stock units ("RSUs"), performance shares awards and any one or more of the foregoing, for up to a maximum of 1,000,000 shares; and (ii) cash settled dividend equivalent rights in tandem with the grant of restricted stock units and certain performance based awards. As of September 30, 2026, 828,212 shares are available for issuance pursuant to awards under the 2026 Plan. Awards to acquire 1,280,848 shares of common stock are outstanding under the 2026 Plan, the 2024 Incentive Plan ("the 2024 Plan"), the 2022 Incentive Plan (the "2022 Plan"), and the 2020 Amended and Restated Incentive Plan (the "2020 Plan"; and together with the 2022 Plan and the 2024 Plan, the "Prior Plans"). No further awards may be granted pursuant to the Prior Plans.
Restricted Stock Units
As of September 30, 2026, an aggregate of 545,401 of unvested RSUs are outstanding pursuant to the 2026 Plan and the Prior Plans. Generally, the RSUs entitle the recipients, subject to continued service through the three-year vesting period to receive (i) the underlying shares if and to the extent certain performance and/or market conditions are satisfied at the vesting date, and (ii) an amount equal to the cash dividends that would have been paid during the three-year performance period with respect to the shares of common stock underlying the RSUs if, when, and to the extent, the related RSUs vest. The shares underlying the RSUs are not participating securities but are contingently issuable shares.

For the three months ended September 30, 2026 and 2025, the Company recorded $198,000 and $166,000, respectively, and for the nine months ended September 30, 2026 and 2025, the Company recorded $556,000 and $755,000, respectively, of compensation expense related to the amortization of unearned compensation with respect to the RSUs. At September 30, 2026 and December 31, 2025, $1,309,000 and $1,321,000 of compensation expense, respectively, has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods. The weighted average remaining vesting period of these RSUs is approximately 1.8 years.

On June 23, 2026 the Company awarded an aggregate of approximately 171,788 shares subject to (“RSUs”), and related dividend equivalent rights. Generally, the awards vest in 2029 subject to satisfaction of, among other things, market and performance conditions.
The Company determined that at June 30, 2026, none of the performance and market conditions with respect to the vesting of the RSUs granted in 2023 had been met. Accordingly, all such awards, to the extent not previously forfeited, were forfeited.
Restricted Stock
In January 2026 and 2025, the Company granted 148,673 and 165,408 shares, pursuant to the 2024 Plan. As of September 30, 2026, an aggregate of 735,447 shares of unvested restricted stock are outstanding pursuant to the 2026 Plan and Prior Plans. The shares of restricted stock vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For financial statement purposes, the restricted stock is not included in the outstanding shares shown on the consolidated balance sheets until they vest, but is included in the earnings per share computation.

Note 3 – Equity (continued)
For the three months ended September 30, 2026 and 2025, the Company recorded $638,000 and $1,078,000, respectively, and for the nine months ended September 30, 2026 and 2025, the Company recorded $2,150,000 and $2,766,000, respectively, of compensation expense related to the amortization of unearned compensation with respect to the restricted stock awards. At September 30, 2026 and December 31, 2025, $5,518,000 and $5,480,000, respectively, has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods of these restricted stock awards. The weighted average remaining vesting period of these restricted stock awards is 2.3 years.
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
Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock or resulted in the issuance of shares of common stock that share in the earnings of the Company. Diluted earnings per share is determined by dividing net income applicable to common stockholders for the applicable period by the weighted average number of shares of common stock deemed to be outstanding during such period. Accordingly, earnings are allocated to unvested restricted stock under the two-class method; however, losses are not allocated to participating securities that are not contractually required to share in the Company’s losses. Unvested restricted shares are excluded from the denominator used to calculate basic EPS. RSUs are excluded from the basic EPS calculation because they are not participating securities.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator for basic and diluted earnings per share:
Net loss	$(3,912)	$(2,668)	$(9,735)	$(7,499)
Deduct net income attributable to non-controlling interests	(43)	(39)	(123)	(126)
Adjustments for unvested restricted stock	(184)	132	(588)	373
Deduct earnings allocated to unvested restricted stock	—	—	—	—
Net loss available for common stockholders: basic and diluted	$(4,139)	$(2,575)	$(10,446)	$(7,252)

Denominator for basic earnings per share:
Weighted average number of common shares outstanding	18,001,913	18,028,496	18,014,979	18,000,615
Effect of dilutive securities:
RSUs	—	—	—	—
Denominator for diluted earnings per share:
Weighted average number of shares	18,001,913	18,028,496	18,014,979	18,000,615

Loss per common share, basic and diluted	$(0.23)	$(0.14)	$(0.58)	$(0.40)

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

Lessee Accounting

The Company is a lessee under a ground lease in Yonkers, NY which is classified as an operating lease. The ground lease expires on June 30, 2045. There are no renewal options. As of September 30, 2026, the remaining lease term is 18.8 years.

The Company is a lessee under a corporate office lease in Great Neck, New York, which is classified as an operating lease. The lease expires on December 31, 2031, and provides a five-year renewal option. As of September 30, 2026, the remaining lease term, including renewal options deemed exercised, is 10.3 years.

As of September 30, 2026, the Company's Right of Use ("ROU") assets and lease liabilities were $1,708,000 and $1,903,000, respectively. As of December 31, 2025, the Company's ROU assets and lease liabilities were $1,832,000 and $2,015,000, respectively.

The discount rate applied to measure each ROU asset and lease liability is based on the Company’s Incremental Borrowing Rate (“IBR”). The Company considers the general economic environment and its historical borrowing rate activity and factors in various financing and asset specific adjustments to ensure the IBR is appropriate to the intended use of the underlying lease. As the Company did not elect to apply the hindsight practical expedient, lease term assumptions determined under ASC 840 were carried forward and applied in calculating the lease liabilities recorded under ASC 842. The Company’s corporate office ground lease offers a renewal option which it assesses against relevant economic factors to determine whether it is reasonably certain of exercising or not exercising the option. Lease payments associated with renewal periods that the Company is reasonably certain will be exercised, if any, are included in the measurement of the corresponding lease liability and ROU asset.

Note 5 – Real Estate Properties

Real estate properties, consists of the following (dollars in thousands):

	September 30, 2026	December 31, 2025
Land	$74,246	$74,246
Building	616,979	616,979
Building improvements	44,008	38,410
Real estate properties	735,233	729,635
Accumulated depreciation	(152,924)	(132,821)
Total real estate properties, net	$582,309	$596,814

Note 5 – Real Estate Properties (continued)

A summary of real estate properties owned is as follows (dollars in thousands):

	December 31, 2025 Balance	Improvements	Depreciation	September 30, 2026 Balance
Multifamily	$595,245	$5,598	$(20,020)	$580,823
Retail shopping center and other	1,569	—	(83)	1,486
Total real estate properties	$596,814	$5,598	$(20,103)	$582,309

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
Note 6 – Loans
The Company made Preferred Equity Investments in two separate joint ventures which in turn acquired multifamily properties in the locations identified below. In accordance with GAAP, these investments are treated as loans. These investments are unsecured and are subordinate, including the payment of the returns thereon, to the mortgage debt encumbering the property acquired by the applicable joint venture. Information as to these investments at September 30, 2026 is summarized below (dollars and thousands):

Location	Investment Date	Annual Return	Current Return	Hurdle Return	Invested Amount	Redemption Date	Deferred fees
Wilmington, NC	October 2024	13%	6.00%	7.00%	$7,000	November 2031	$100
Kennesaw, GA	November 2024	13%	6.50%	6.50%	11,250	June 2029	108
					$18,250		$208
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
The following table provides the net carrying value of the outstanding loans made by the Company (i.e., the Preferred Equity Investments) (dollars in thousands):

	September 30, 2026	December 31, 2025
Unpaid principal balance	$18,250	$18,250
less: allowance for credit loss	(275)	(275)
less: deferred loan fees	(208)	(252)
Net carrying value	$17,767	$17,723

Note 6 – Loans (continued)
During the three and nine months ended September 30, 2026, the Company recorded $346,000 and $1,010,000 respectively, of interest income, representing the full amount of the Current Return (including loan fee amortization of $15,000 and $44,000, respectively, with respect to these loans. As of September 30, 2026, these loans were current in their payment of the Current Return.
During the three and nine months ended September 30, 2025, the Company recorded $324,000 and $949,000 respectively, of interest income, representing the full amount of the Current Return (including loan fee amortization of $15,000 and $46,000, respectively, with respect to these loans.
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

Changes in the Company's allowance for credit loss were as follows (dollars in thousands):

	September 30, 2026	December 31, 2025
CECL allowance at beginning of year	$275	$270
Provision for credit loss	—	5
Ending balance	$275	$275
Note 8 – Restricted Cash
The restricted cash reflected on the consolidated balance sheets represent funds that are held by the Company specifically for capital improvements. Escrows included in Other assets are held by the Company for real estate tax, insurance and replacement obligations.

Note 9 – Investment in Unconsolidated Ventures
At September 30, 2026 and December 31, 2025, the Company held interests in unconsolidated joint ventures that own 11 and ten multifamily properties (the "Unconsolidated Properties"). The condensed balance sheets below present information regarding such properties (dollars in thousands):

	September 30, 2026	December 31, 2025
ASSETS
Real estate properties, net of accumulated depreciation of $106,799 and $95,747	$387,235	$363,451
Cash and cash equivalents	8,212	7,506
Other assets	13,685	11,756
Total Assets	$409,132	$382,713

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $2,209 and $1,106	$307,061	$285,379
Accounts payable and accrued liabilities	10,642	9,435
Total Liabilities	317,703	294,814
Commitments and contingencies
Equity:
Total unconsolidated joint venture equity	91,429	87,899
Total Liabilities and Equity	$409,132	$382,713

BRT's interest in joint venture equity	$49,542	$46,121

At the indicated dates, real estate properties of the unconsolidated joint ventures consist of the following (dollars in thousands):

	September 30, 2026	December 31, 2025
Land	$56,500	$54,272
Building	417,222	387,364
Building improvements	20,312	17,562
Real estate properties	494,034	459,198
Accumulated depreciation	(106,799)	(95,747)
Total real estate properties, net	$387,235	$363,451

At September 30, 2026 and December 31, 2025, the weighted average interest rate on the mortgages payable is 4.44% and 4.21%, respectively, and the weighted average remaining term to maturity is 3.9 years and 3.3 years, respectively. On June 9, 2026, the Stono Oaks joint venture exercised its right to extend the $37,200,000, 5.83% floating interest rate construction loan secured by its assets through June 8, 2027. Such venture is also entitled, subject to the satisfaction of certain conditions, to further extend the loan maturity through June 2028.

Note 9 – Investment in Unconsolidated Ventures (continued)
On August 17, 2026, a joint venture in which the Company has a 70% interest, acquired Riverbend Apartments, a 192 unit multi-family property located in League City, TX (the "Texas Acquisition"). The venture acquired the property for $32,700,000 (including a $23,450,000 mortgage). The mortgage matures in 2033, bears a 5.47% fixed interest rate (after giving effect to a credit spread buy down for which the joint venture paid $469,000) and is interest only through maturity. The Company contributed $8,575,000 to the joint venture for its equity interest and working capital purposes.
On August 25, 2026, the joint venture in which the Company has a 74% interest, refinanced the maturing mortgage of $23,794,000 and bearing an interest rate of 3.97% on The Pointe at Lenox Park-Atlanta, GA with a new mortgage of $26,057,000; such new mortgage matures on September 1, 2036, bears a fixed interest rate of 5.45% (after giving effect to a credit spread buy down for which the joint venture paid $521,000) and is interest only through maturity.
The condensed income statements below present information regarding the Unconsolidated Properties (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Rental and other revenue	$14,146	$13,043	$41,425	$36,679
Total revenues	14,146	13,043	41,425	36,679

Expenses:
Real estate operating expenses	7,344	6,203	20,727	17,120
Interest expense	3,459	3,103	9,895	8,618
Depreciation and amortization	4,209	3,956	12,324	10,867
Total expenses	15,012	13,262	42,946	36,605
Total revenues less total expenses	(866)	(219)	(1,521)	74
Other equity in earnings	6	2	145	110
Net (loss) income	$(860)	$(217)	$(1,376)	$184

BRT's equity in (loss) earnings	$(472)	$(75)	$(781)	$637

Note 10 – Debt Obligations

Debt obligations consist of the following (dollars in thousands):

	September 30, 2026	December 31, 2025
Mortgages payable	$484,916	$475,697
Junior subordinated notes	37,400	37,400
Credit facility	—	—
Deferred financing costs (1)	(5,569)	(4,831)
Total debt obligations, net of deferred costs	$516,747	$508,266
__________________________________________
(1) Excludes $132 and $236 of deferred financing costs related to the credit facility which are reflected in other assets at September 30, 2026 and December 31, 2025, respectively.

Mortgages Payable

At September 30, 2026 and December 31, 2025, the weighted average interest rate on the Company's mortgage payables was 4.37% and 4.22%, and the weighted average remaining term to maturity is 6.2 years and 6.4 years, respectively. For the

Note 10 – Debt Obligations (continued)

three months ended September 30, 2026 and 2025, interest expense, which includes amortization of deferred financing costs, was $5,659,000 and $5,063,000, respectively. For the nine months ended September 30, 2026 and 2025, interest expense, which includes amortization of deferred financing costs, was $16,363,000 and $15,077,000, respectively. Interest expense for the three and nine months ended September 30, 2026 includes $15,000 amortization of credit spread buy down fees.

In July 2026, the Company refinanced the maturing mortgage of $27,660,000 and bearing an interest rate of 3.73% on Civic Center 2 - Southaven, MS, with a new mortgage of $47,864,000; such new mortgage matures on August 1, 2036, bears a fixed interest rate of 5.38% (after giving effect to a credit spread buy down for which the Company paid $957,000) and is interest only through maturity.

In August 2026, the Company paid off the $7,753,000 HUD insured mortgage, maturing in 2045, bearing a fixed interest rate of 3.65% and secured by Newbridge Commons, Columbus, OH. No prepayment penalty was incurred upon payment.

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

On September 17, 2026, the Company's credit facility, was amended to, (i) reduce the interest rate on the facility to one-month term SOFR plus 210 basis points from one-month term SOFR plus 250 basis points; (ii) reduce the minimum interest rate payable on the facility to 5% from 6%; and (iii) reduce the adjustable cap rate used in determining the value of the assets securing the facility to 6.25% from 6.5%. The interest rate in effect as of September 30, 2026 is 6.00%. There is an unused facility fee of 0.25% per annum on the total amount committed by VNB and unused by the Company. At September 30, 2026, the Company is in compliance in all material respects with its obligations under the facility.

At September 30, 2026 and December 31, 2025, there was no outstanding balance, respectively, on the facility. Interest expense for the three months ended September 30, 2026 and 2025, which includes amortization of deferred financing costs and unused fees, was $60,000 and $187,000, respectively. Interest expense for the nine months ended September 30, 2026 and 2025, which includes amortization of deferred financing costs and unused fees, was $179,000 and $306,000, respectively. The remaining deferred financing costs of $132,000 and $236,000 are recorded as Other Assets on the Consolidated Balance Sheets at September 30, 2026 and December 31, 2025, respectively.

Junior Subordinated Notes

At September 30, 2026 and December 31, 2025, the outstanding principal balance of the Company's junior subordinated notes was $37,400,000, before deferred financing costs of $202,000 and $217,000, respectively. The interest rate on outstanding balance resets quarterly and is equal to three month term SOFR + 2.26%. The interest rate in effect at September 30, 2026 and 2025 was 6.16% and 6.57%, respectively.

The junior subordinated notes require interest only payments through the maturity date of April 30, 2036, at which time repayment of the outstanding principal and unpaid interest become due. Interest expense for the three months ended September 30, 2026 and 2025, which includes amortization of deferred financing costs, was $583,000 and $632,000, respectively. Interest expense for the nine months ended September 30, 2026 and 2025, which includes amortization of deferred financing costs, was $1,713,000 and $1,882,000, respectively.

Note 11 – Related Party Transactions

The Company has retained certain of its part-time executive officers and Fredric H. Gould, a director, among other things, to participate in the Company's multifamily property analysis and approval process (which includes service on an investment committee), provide investment advice, and provide long-term planning and consulting with executives and employees with respect to other business matters, as required. The aggregate fees incurred for these services in each of the three months ended September 30, 2026 and 2025 were $446,000 and $425,000, respectively, and $1,338,000 and $1,275,000 for the nine months ended September 30, 2026 and 2025.

Management of a property owned by the Company and a joint venture property are provided by Majestic Property Management LLC. ("Majestic Property"), a company which is indirectly owned by, among others, Jeffrey A. Gould, a director and the Company's chief executive officer and president, and Matthew J. Gould, a director and a senior vice president. Certain of the Company's officers are also members of management of Majestic Property. Majestic Property also provides real estate brokerage and construction supervision services to these properties. These fees amounted to $9,000 and $11,000 for the three months ended September 30, 2026 and 2025 and $26,000 for each of the nine months ended September 30, 2026 and 2025.

Pursuant to a shared services agreement between the Company and several affiliated entities, including Gould Investors
L.P. ("Gould Investors"), the owner and operator of a diversified portfolio of real estate and other assets, and One Liberty Properties, Inc., a NYSE listed equity REIT, (i) the services of the part- time personnel that perform certain executive, administrative, legal, accounting and clerical functions and (ii) certain facilities and other resources, are provided to the Company by other entities. The allocation of expenses for the facilities, personnel and other resources shared by, among others, the Company and Gould Investors, is determined in accordance with such agreement and is included in general and administrative expense on the consolidated statements of operations. During the three months ended September 30, 2026 and 2025, allocated general and administrative expenses reimbursed by the Company to Gould Investors pursuant to the shared services agreement aggregated was $287,000 and $206,000, respectively, and $791,000 and $547,000 for the nine months ended September 30, 2026 and 2025. Messrs. J. Gould and M. Gould, are executive officers and managers of Georgetown Partners, LLC, the managing general partner of Gould Investors.

In October 2026, the Company repurchased 50,129 shares of its common stock at a price of $13.43 per share from the Ginsburg Family Foundation, Inc. (the "Foundation"), for an aggregate purchase price of $673,232. Alan H. Ginsburg, the Chairman of the Board of the Foundation, is a member of the Company's Board of Directors.

The Company holds renovation reserve funds on behalf of Riverbend Apartments and 1322 North Apartments, joint ventures in which the Company has a 70% and 80% ownership interest, respectively. These funds are designated for future renovations and capital improvements at such properties. As of September 30, 2026, such reserves totaled approximately $1,300,000. These funds are included in restricted cash on the Company's consolidated balance sheets and for use in connection with renovation and capital improvement activities.

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

Loans Receivable: At September 30, 2026, the estimated fair value of the loans receivable is lower than their carrying value by approximately $540,000, based on market interest rates ranging from 7.02% to 7.33%. At December 31, 2025, the estimated fair value of the Company's loans receivable, is greater than their carrying value by approximately $193,000, based on market interest rates ranging from 5.87% to 6.06%. The Company values its loans receivable using a discounted cash flow analysis of the expected cash flow of each instrument.

Junior subordinated notes: At September 30, 2026 and December 31, 2025, the estimated fair value of the notes is lower than their carrying value by approximately $9,145,000 and $3,897,000, respectively, based on a market interest rate of 10.32%
and 7.60%, respectively. The Company values its junior subordinated notes using a discounted cash flow analysis on the expected cash flows of each instrument.

Mortgages payable: At September 30, 2026, the estimated fair value of the Company’s mortgages payable is lower than their carrying value by approximately $41,878,000, assuming market interest rates between 6.11% and 6.44%. At December 31, 2025, the estimated fair value of the Company's mortgages payable was lower than their carrying value by approximately $21,107,000, assuming market interest rates between 4.79% and 5.44%. Market interest rates were determined using rates which the Company believes reflects institutional lender yield requirements at the balance sheet dates. The Company values its mortgages payable using a discounted cash flow analysis on the expected cash flows of each instrument.

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

Note 15 – Subsequent Events

Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of September 30, 2026, that warrant additional disclosure, have been included in the notes to the consolidated financial statements.

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

Overview
We own and operate multifamily properties. These properties may be wholly owned by us or by unconsolidated joint ventures in which we contributed a portion of the equity. At September 30, 2026, we: (i) wholly-own 21 multifamily properties with an aggregate of 5,420 units and a carrying value of $580.8 million; (ii) have ownership interests, through unconsolidated entities, in 11 multifamily properties with 3,083 units and a carrying value of $49.5 million; (iii) have preferred equity interests in two multifamily properties with a carrying value of $17.8 million; and (iv) own other assets, through consolidated and unconsolidated subsidiaries, with a carrying value of $1.5 million. The 32 multifamily properties are located in 11 states; most of these properties are located in the Southeast United States and Texas.
Completed Acquisition
In August 2026, we acquired, through a joint venture in which we have a 70% interest, a multifamily property located in League City, Texas for approximately $33 million; the venture funded the purchase price in part by obtaining a $23.5 million mortgage maturing in 2033 and bearing an annual interest rate of 5.5%. We contributed approximately $8.6 million of the equity toward the purchase price and working capital requirements and incurred approximately $390,000 of transaction costs amortized over the useful lives of the related assets and $195,000 in deferred financing costs amortized over the life of the mortgage.
Contemplated Acquisition
On June 2, 2026, we entered into an agreement to acquire Ranch Lake Apartments, a 336-unit multifamily property located in Bradenton, Florida. The purchase price is approximately $80 million (subject to customary closing purchase price adjustments), including the assumption of an approximately $45.7 million mortgage insured by the United States Department of Housing and Urban Development ("HUD"). The mortgage carries an interest rate of 2.91% and matures in 2056. The completion of the transaction, which is anticipated to close in the first quarter of 2027, is subject to, among other things, HUD and lender approval of the mortgage assumption, and other customary closing conditions. Based on information provided by the seller (which information has not been audited or reviewed by our independent auditors), the revenues for this property were approximately $1.8 million and $7.3 million for the three and twelve months ended August 31, 2026, respectively, and the real estate operating expenses were $845,000 and $3.2 million, respectively. We anticipate funding the purchase price from available cash, funds generated from operations, proceeds from mortgage financings or refinancings and, if needed, borrowings from our credit facility.

Table of Content
Refinancings and Mortgage Payoff
In July 2026, we refinanced the maturing mortgage of $27.7 million (bearing an interest rate of 3.73%) on our Civic Center 2 - Southaven, MS property with a new mortgage of $47.9 million; such new mortgage matures in August 2036, bears a fixed interest rate of 5.38% (after giving effect to a credit spread buy down for which the Company paid $957,000) and is interest only through maturity (the "Civic 2 Refinancing").
In August 2026, the unconsolidated joint venture that owns The Pointe at Lenox Park-Atlanta, GA property refinanced the maturing mortgage of $23.8 million (bearing an interest rate of 3.97%) with a new mortgage of $26.1 million; such new mortgage matures on September 1, 2036, bears a fixed interest rate of 5.45% (after giving effect to a credit spread buy down for which the joint venture paid $521,000) and is interest only through maturity.
In August 2026, the Company paid off the $7.7 million HUD insured mortgage, maturing in 2045, bearing a fixed interest rate of 3.65% and secured by Newbridge Commons - Columbus, OH. No prepayment penalty was incurred upon payment.
We estimate that these transactions will result in an approximate $1.8 million increase in annual interest expense.

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

We anticipate that our mortgage interest expense will increase due to (i) the transactions described under "Refinancings and Mortgage Payoff" and (ii) the refinancing of an aggregate $102.8 million of principal balances of mortgage debt maturing in 2027 (including $60.0 million of principal balances at unconsolidated subsidiaries) because current comparable mortgage interest rates are generally higher than the weighted average interest rate on such maturing mortgages (i.e, the weighted average interest rate on the mortgages on our consolidated and unconsolidated properties maturing through December 31, 2027 is 4.75%) and the interest rate on The Pointe at Lenox refinancing we completed in August 2026 was 5.72% (excluding the 27 basis point effect of our credit spread buy down).

Results of Operations

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025.

Revenues
The following table compares our revenues for the periods indicated:

	Three Months Ended September 30,
(Dollars in thousands):	2026	2025	Increase (Decrease)	% Change
Rental and other revenue from real estate properties	$24,322	$24,031	$291	1.2%
Loan interest and other income	413	403	10	2.5%
Total revenues	$24,735	$24,434	$301	1.2%

Rental and other revenue from real estate properties

The increase is due primarily to (i) $196,000 in other revenue (e.g., reimbursement of tenant charges); and (ii) $86,000 in average rental rate increases.
Expenses

The following table compares our expenses for the periods indicated:

	Three Months Ended September 30,
(Dollars in thousands)	2026	2025	Increase (Decrease)	% Change
Real estate operating expenses	$11,584	$11,342	$242	2.1%
Interest expense	6,302	5,882	420	7.1%
General and administrative	3,522	3,937	(415)	(10.5)%
Depreciation and amortization	6,712	6,619	93	1.4%
Total expenses	$28,120	$27,780	$340	1.2%

Real estate operating expenses
The change is due primarily to increases of (i) an aggregate of $209,000 in utility, payroll and advertising costs; and (ii) $166,000 in repairs and maintenance costs. The increase was offset primarily by a $122,000 decrease in insurance premium.

Interest expense
The change is due primarily to the additional $663,000 mortgage interest expense related to the refinancing of the Parkway Grande, River Place, Boerne and Civic 1 mortgages in December 2025, and Civic 2 in July 2026 (collectively, the "Refinancings"), which resulted in increases of $50 million in our outstanding mortgage debt and 83 basis points in our weighted average interest rate on the refinanced mortgages. The increase was offset by a decrease in interest on the credit facility due to the reduction in the amount outstanding thereon.

General and administrative
The decrease was due to a $439,000 reduction in amortization of equity awards due to the (i) accelerated vesting and related amortization of restricted stock in mid 2025 and early 2026 upon the retirements (the "Retirements") of senior executives, and (ii) reduction in the number of restricted stock awards being amortized in the three months ended September 30, 2026 as a result of the vesting, in June 2026, of restricted stock issued in June 2021.

Depreciation and amortization
The increase is due primarily to faster rates of depreciation associated with property improvements that have shorter useful lives.
Equity in loss of unconsolidated joint ventures
Equity in loss from unconsolidated joint ventures increased to a loss of $472,000 for the three months ended September 30, 2026 from a loss of $75,000 for the three months ended September 30, 2025. The increase in the loss is primarily due to a $259,000 reduction in operating margins at same store properties, including a $176,000 increase in real estate operating expenses primarily attributable to increases in utilities and repairs and maintenance.

Table of Content
Results of Operations
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025.
Revenues

The following table compares our revenues for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands):	2026	2025	Increase (Decrease)	% Change
Rental and other revenue from real estate properties	$72,533	$71,379	$1,154	1.6%
Loan interest and other income	1,281	1,358	(77)	(5.7)%
Total revenues	$73,814	$72,737	$1,077	1.5%

Rental and other revenue from real estate properties

The change is due to increases of (i) $476,000 in average rental rates; (ii) $414,000 in other revenue (e.g., reimbursement of tenant charges and cable income); and (iii) $303,000 in improved average occupancy rates.

Expenses

The following table compares our expenses for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	Increase (Decrease)	% Change
Real estate operating expenses	$33,455	$33,009	$446	1.4%
Interest expense	18,255	17,265	990	5.7%
General and administrative	10,923	11,751	(828)	(7.0)%
Depreciation and amortization	20,103	19,740	363	1.8%
Total expenses	$82,736	$81,765	$971	1.2%

Real estate operating expenses

The change is due primarily to increases of (i) $277,000 in repairs and maintenance, including a significant increase at Grove at River Place; (ii) $219,000 in advertising and leasing costs; (iii) $167,000 in utilities; and (iv) $140,000 in miscellaneous expenses, none of which was individually significant.

The increase was offset primarily by a $348,000 decrease in insurance premium expense.

Interest expense

The change is due primarily to the additional $1.4 million of mortgage interest expense related to the Refinancings, which resulted in increases of approximately $50 million in mortgage debt outstanding and 83 basis points in our weighted average interest rate on the refinanced mortgages. The increase was offset by decreases of (i) $170,000 due to a lower average interest rate on our floating rate junior subordinated debt; and (ii) $126,000 related to our credit facility due to the reduction in the amount outstanding thereon.

General and administrative

Contributing to the decrease were:
•a $615,000 reduction in amortization of restricted stock awards due primarily to (a) a reduction in the number of restricted stock awards amortized in the nine months ended September 30, 2026, as a result of the vesting, in June 2026, of such awards issued in June 2021 (i.e., an aggregate of $321,000), and (b) the accelerated vesting of such awards in mid-2025 and early 2026 in connection with the Retirements (i.e., an aggregate of $294,000);
•a $199,000 reduction in amortization of RSUs due to the Retirements and less favorable assessments as to the achievability of metrics associated with the RSUs; and

Table of Content
•$152,000 in reduced payroll costs primarily due to reduced compensation levels due to the Retirements. The decrease was offset primarily by a $183,000 increase in allocated legal expense associated with increased acquisition and refinancing activities.

Depreciation and amortization
The increase is due primarily to faster rates of depreciation associated with property improvements that have shorter useful lives.

Equity in (loss) earnings of unconsolidated joint ventures
Equity in (loss) earnings from unconsolidated joint ventures decreased to a loss of $781,000 for the nine months ended September 30, 2026 from earnings of $637,000 for the nine months ended September 30, 2025. The decrease is primarily due to:
•a $1.1 million increase in losses recognized at Oaks at Victory following its acquisition in September 2025 (i.e.,$633,000 in amortization of lease intangibles and $381,000 in depreciation of tangible assets);
•an aggregate of $297,000 in amortization and depreciation of lease intangibles and tangible assets related to the acquisition of Riverbend in August 2026; and
•a $179,000 increase in real estate operating expenses at our same-store properties.
We expect to amortize, through April 2027, an additional $500,000 of lease intangibles at Riverbend.

Insurance recovery of casualty loss
During the nine months ended September 30, 2026, we received $136,000 of insurance reimbursements from casualty events that occurred at our Bells Bluff and River Place properties compared to $257,000 of reimbursements received during the nine months ended September 30, 2025.

Liquidity and Capital Resources

We require funds to pay operating expenses and debt service obligations, acquire and/or invest in properties, make capital and other improvements, fund capital contributions, pay dividends and to continue to repurchase our common stock. Generally, our primary sources of capital and liquidity are the operations of our multifamily properties (including distributions and/or income from the preferred equity investments and the operations of the unconsolidated multifamily properties), mortgage debt financings and refinancings (including proceeds (in excess of refinanced amounts), from the refinancing of properties that appreciated in value since the original financing), property sales, the issuance of shares of our common stock, borrowings from our credit facility and our available cash. At November 2, 2026, our available liquidity was approximately $52 million, including $12 million of cash and cash equivalents and $40 million available under our credit facility.

We anticipate that from October 1, 2026 through December 31, 2028, our operating expenses, $82.8 million of mortgage amortization and interest expense (including $30.6 million from unconsolidated joint ventures), $102.8 million and $104.6 million of balloon payments with respect to mortgages maturing in 2027 and 2028, respectively (including $60.0 million and $66.7 million maturing in 2027 and 2028, respectively, from unconsolidated joint ventures), interest expense on our junior subordinated notes, estimated cash dividend payments of at least $41.8 million (assuming (i) the current quarterly dividend rate of $0.25 per share and (ii) 18.6 million shares outstanding), will be funded in part from cash generated from operations (including distributions from unconsolidated joint ventures). Our operating cash flow and available cash is insufficient to fully fund the $207.4 million (including $126.6 million at unconsolidated joint ventures) of balloon payments due through 2028, and if we are unable to refinance such debt on acceptable terms, we may need to issue additional equity or dispose of properties, in each case on potentially unfavorable terms.

Our ability to acquire or invest in additional multifamily property opportunities and implement value-add projects is limited by our available cash and our ability to (i) draw on our credit facility, (ii) obtain, on acceptable terms, mortgage debt from lenders, and (iii) obtain proceeds from the sale and/or refinancing of properties that have appreciated in value.

At September 30, 2026, we had mortgage debt of $796.5 million (including $311.5 million of mortgage debt at of our unconsolidated subsidiaries). The mortgage debt at our: (i) consolidated properties had a weighted average interest rate of 4.37% and a weighted average remaining term to maturity of approximately 6.2 years, and (ii) at our unconsolidated subsidiaries had a weighted average interest rate of 4.44% and a remaining term to maturity of approximately 3.9 years.

Table of Content
Junior Subordinated Notes
As of September 30, 2026, $37.4 million (excluding deferred costs of $202,000) in principal amount of our junior subordinated notes is outstanding. These notes mature in April 2036, contain limited covenants (including covenants prohibiting us from paying dividends or repurchasing capital stock if there is an event of default (as defined therein) on these notes), are redeemable at our option and bear an interest rate, which resets and is payable quarterly, at a rate of three-month term SOFR plus 226 basis points. At September 30, 2026 and 2025, the interest rate on these notes was 6.16% and 6.57%, respectively.
Credit Facility
Our credit facility with VNB New York, LLC, an affiliate of Valley National Bank (collectively, "VNB"), as amended in September 2026, allows us to borrow, subject to compliance with borrowing base requirements and other conditions, up to $40 million, (i) for the acquisition of, and investment in, multifamily properties, (ii) to repay mortgage debt secured by multifamily properties and (iii) for Operating Expenses (i.e., working capital (including dividend payments) and operating expenses); provided, that not more than $25 million may be used for Operating Expenses. The credit facility is secured by cash accounts maintained by us at VNB (and we are required to maintain substantially all of our bank accounts at VNB), and the pledge of our interests in the entities that own the unencumbered multifamily properties used in calculating the borrowing base. The credit facility bears an annual interest rate, which resets monthly, equal to one-month term SOFR plus 210 basis points, and a floor of 5.00%. There is an annual fee of 0.25% on the total amount committed by VNB and unused by us. The credit facility matures in September 2027. Net proceeds received from the sale, financing or refinancing of our properties are generally required to be used to repay amounts outstanding on the facility. The interest rate in effect at September 30, 2026 and November 2, 2026, was 6.00% and 6.05% respectively. As of November 2, 2026, there was no outstanding balance on the credit facility and $40 million is available to be borrowed thereunder.
The terms of the credit facility include certain restrictions and covenants which, among other things, limit the incurrence of liens, require that we maintain and include in the collateral securing the facility at least two unencumbered properties with an aggregate value (as calculated pursuant to the facility) of at least $50 million, and require compliance with financial ratios relating to, among other things, maintaining a minimum tangible net worth of $140 million, the minimum amount of debt service coverage with respect to the properties (and amounts drawn on the credit facility) used in calculating the borrowing base. Net proceeds received from the sale, financing or refinancing of wholly-owned properties are generally required to be used to repay amounts outstanding under the credit facility. At September 30, 2026, we were in compliance in all material respects with the requirements of the facility.

Other Financing Sources and Arrangements

At September 30, 2026, we are joint venture partners in unconsolidated joint ventures which own 11 multifamily properties. Our investments in these joint ventures had a net-equity carrying value of $49.5 million and the distributions to us from these joint ventures during the nine months ended September 30, 2026 contributed $4.4 million to our liquidity and cash flow. We may be required to make significant capital contributions with respect to these properties. The underlying properties are subject to mortgage debt, which is not reflected on our consolidated balance sheet, of $311.5 million. Although BRT Apartments Corp. is not the obligor with respect to such mortgage debt, the loss of any of these properties due to mortgage foreclosure or similar proceedings would have a material adverse effect on our results of operations and financial condition. See note 9 to our consolidated financial statements.

At September 30, 2026, we had preferred equity investments in two multifamily properties and during the quarter ended September 30, 2026, we generated $331,000 of loan interest income from these investments. At September 30, 2026, these investments had a carrying value of $17.8 million, are unsecured and are structurally subordinate to (including the payment of the returns thereon), an aggregate of $50.8 million of mortgage debt (which is not reflected on our consolidated balance sheet) bearing a weighted average interest rate of 4.81% and a weighted average remaining term to maturity of 4.11 years. Although we are not the obligor with respect to such mortgage debt, the loss of any of these investments due to mortgage foreclosure or similar proceedings would have a material adverse effect on our results of operations and financial condition. See note 6 to our consolidated financial statements.

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

On October 6, 2026, we paid a quarterly cash dividend of $0.25 per share to holders of record of our common stock as of the close of business on September 28, 2026.

We carefully monitor our discretionary spending. Our largest recurring discretionary expenditure has been our quarterly dividend (which was $0.25 per share of common stock, or approximately $4.6 million, with respect to the dividend paid in October 2026 and without giving effect to the DRIP) and repurchases of our common stock. With respect to our dividend payments, our board of directors, on a quarterly basis, evaluates the timing and amount of our dividend based on its assessment of, among other things, our short and long term cash and liquidity requirements, prospects, debt maturities, projections of our REIT taxable income, net income, funds from operations, and adjusted funds from operations. With respect to our stock repurchases, management evaluates the appropriateness of such repurchases in light of, among other things, available alternative investments, and our capital and liquidity requirements (near and long term).

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

The tables below provides a reconciliation of net loss determined in accordance with GAAP to FFO and AFFO on a dollar and per share basis for each of the indicated periods (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
GAAP Net loss attributable to common stockholders	$(3,955)	$(2,707)	$(9,858)	$(7,625)
Add: depreciation and amortization of properties	6,712	6,619	20,103	19,740
Add: our share of depreciation in unconsolidated joint venture properties	2,208	2,062	6,476	5,031
Deduct: gain on sale of real estate	—	(755)	—	(755)
Adjustments for non-controlling interests	(4)	(4)	(12)	(12)
NAREIT Funds from operations attributable to common stockholders	4,961	5,215	16,709	16,379

Adjustments for: deferred rent concessions and straight line rent	(283)	(158)	(449)	(239)
Adjustments for: our share of straight-line rent and rent concession accruals from unconsolidated joint venture properties	(19)	(9)	(67)	(16)
Add: amortization of restricted stock and RSU expense	836	1,244	2,706	3,521
Add: amortization of deferred mortgage and debt costs	305	284	864	851
Add: our share of deferred mortgage costs from unconsolidated joint venture properties	42	37	126	97
Add: amortization of fair value adjustment for mortgage debt	47	124	188	379
Adjusted funds from operations attributable to common stockholders	$5,889	$6,737	$20,077	$20,972

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
GAAP Net loss attributable to common stockholders	$(0.21)	$(0.14)	$(0.52)	$(0.40)
Add: depreciation and amortization of properties	0.35	0.35	1.07	1.04
Add: our share of depreciation in unconsolidated joint venture properties	0.12	0.11	0.34	0.27
Deduct: gain on sale of real estate	—	(0.04)	—	(0.04)
Adjustment for non-controlling interests	—	—	—	—
NAREIT Funds from operations per diluted common share	0.26	0.28	0.89	0.87

Adjustments for: deferred rent concessions and straight line rent	(0.02)	(0.01)	(0.02)	(0.01)
Adjustments for: our share of straight-line rent and rent concession accruals in unconsolidated joint venture properties	—	—	—	—
Add: amortization of restricted stock and RSU expense	0.05	0.07	0.13	0.17
Add: amortization of deferred mortgage and debt costs	0.02	0.01	0.05	0.05
Add: our share of deferred mortgage and debt costs from unconsolidated joint venture properties	—	—	0.01	0.01
Add: amortization of fair value adjustment for mortgage debt	—	0.01	0.01	0.02
Adjusted funds from operations per diluted common share	$0.31	$0.36	$1.07	$1.11

Diluted shares outstanding for FFO and AFFO	18,737,530	18,951,324	18,842,252	18,921,440
Three Months Ended September 30, 2026 and 2025
FFO for the three months ended September 30, 2026 decreased from the corresponding quarter in the prior year primarily due to the increase in interest expense. The change was offset by the decrease in the amortization of equity awards and, to a lesser extent, an increase in straight-line rent revenue.
AFFO for the three months ended September 30, 2026 decreased from the corresponding prior year due to the factors contributing to the change in FFO, excluding the impacts of the amortization of equity awards and straight-line rent revenue.
See "Results of Operations - Three Months Ended September 30, 2026 compared to three months ended September 30, 2025" for further information.
Nine Months Ended September 30, 2026 and 2025
FFO for the nine months ended September 30, 2026 increased from the corresponding period in the prior year primarily due to (i) an improvement in operating margins, (ii) the decrease in amortization expense related to equity awards, (iii) the increase in straight-line rent revenue, and (iv) a decrease in the amortization of fair market value adjustments to mortgages. The change was offset primarily by (i) the increase in interest expense, (ii) the decrease in other income, and (iii) the decrease in insurance recovery of casualty loss.
AFFO for the nine months ended September 30, 2026 decreased from the corresponding prior year period due to the factors contributing to the change in FFO, excluding the impact of (i) the amortization expense relating to equity awards, and (ii) straight-line rent revenue.
See "Results of Operations - Nine Months Ended September 30, 2026 compared to nine months ended September 30, 2025" for further information.

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
The following table provides a reconciliation of net income attributable to common stockholders as computed in accordance with GAAP to NOI of our consolidated properties for the periods presented (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Variance	2026	2025	Variance
GAAP Net loss attributable to common stockholders	$(3,955)	$(2,707)	$(1,248)	$(9,858)	$(7,625)	$(2,233)
Less: Loan interest and other income	(413)	(403)	(10)	(1,281)	(1,358)	77
Add: Interest expense	6,302	5,882	420	18,255	17,265	990
General and administrative	3,522	3,937	(415)	10,923	11,751	(828)
Depreciation and amortization	6,712	6,619	93	20,103	19,740	363
Provision for taxes	55	2	53	168	120	48
Less: Gain on sale of real estate	—	(755)	755	—	(755)	755
Less: Insurance recoveries	—	—	—	(136)	(257)	121
Adjust for: Equity in loss (earnings) of unconsolidated joint venture properties	472	75	397	781	(637)	1,418
Add: Net income attributable to non-controlling interests	43	39	4	123	126	(3)
Net Operating Income	$12,738	$12,689	$49	$39,078	$38,370	$708
Less: Non-same store Net Operating Income	310	274	36	882	912	(30)
Same store Net Operating Income	$12,428	$12,415	$13	$38,196	$37,458	$738

For the three months ended September 30, 2026, NOI increased from the corresponding period in 2025 primarily due to a $278,000 increase in rental revenue offset by a $265,000 increase in real estate operating expenses. See "Results of Operations - Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025" for a discussion of these changes.

For the nine months ended September 30, 2026, NOI increased from the corresponding period in 2025 primarily to a $1.2 million increase in rental revenue offset by a $455,000 increase in real estate operating expenses. See "Results of Operations - Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025" for a discussion of these changes.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Substantially all of our mortgage debt bears interest at fixed rates. Our credit facility bears interest at the rate of one month term SOFR plus 210 basis points with a minimum interest rate of 5.00%. At September 30, 2026, the interest rate on the credit facility was 6.00%. Our junior subordinated notes bear interest at the rate of three month term SOFR plus 226 basis points. At September 30, 2026, the interest rate on these notes was 6.16%. A 100 basis point change in interest rates would change our related interest expense on our junior subordinated notes by approximately $374,000 annually. A 100 basis point change in interest rates would not change the interest expense on our credit facility as no amount was outstanding at September 30, 2026.

Item 4. Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based upon that evaluation, these officers concluded that as of September 30, 2026 our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

The following table summarizes our purchases of our common stock during the three months ended September 30, 2026:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 - July 31, 2026	48,523	$15.12	48,523	$4,971,632
August 1 - August 31, 2026	62,076	14.58	62,076	$4,066,795
September 1 -September 30, 2026	165,415	$14.17	165,415	$8,720,129	(1)
Total	276,014		276,014

(1) In September 2026, the Board of Directors replenished the value of the shares we are able to repurchase pursuant to the program to $10 million of shares (a replenishment of $7.0 million of shares). We are authorized to repurchase shares in open market or privately negotiated transactions (including related party transactions).
__________________________

From October 1, 2026 through October 21, 2026, we repurchased 242,631 shares of our common stock at an average price of $13.51 per share for an aggregate cost of approximately $3.3 million (including shares repurchased directly from a related party - see Note 11). After giving effect to such repurchases, approximately $5.4 million of shares of common stock are available to be repurchased under the share repurchase program. We anticipate continuing to repurchase shares of our common stock.

Item 5. Other Information

Disclosure of 10b5-1 Plans

None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c ) or any "non-Rule 10b5-1 trading arrangement" in effect at any time during the three months ended September 30, 2026.

Item 6. Exhibits

Exhibit No.	Title of Exhibits
10.1*	Fourth Amendment to Amended and Restated Loan Agreement (incorporated by reference to Exhibit 10.1 filed on Form 8-K on September 17, 2026)
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements. XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

BRT APARTMENTS CORP.

November 5, 2026	/s/ Jeffrey A. Gould
Jeffrey A. Gould Chief Executive Officer and President (Principal Executive Officer)

November 5, 2026	/s/ Isaac Kalish
Isaac Kalish Chief Financial Officer and Senior Vice President (Principal Financial Officer)